Form 10-K
period 1997-02-24
MICROCAP LIQUIDATING TRUST
filed 1997-05-15
CIK 1035916

SECURITIES AND EXCHANGE COMMISSION
                                                     Washington, D.C. 20549

                                                            FORM 10-K

[   ]    Annual Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

For the Fiscal Year Ended

Or

[X]      Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

For                         the  transition   period  from  March  1,  1996  to
                             February 24, 1997 Commission file number 0-29120

                                                   MICROCAP LIQUIDATING TRUST
                                         (Successor to The MicroCap Fund, Inc.)
===============================================================================
                         (Exact Name of Registrant as Specified in its Charter)


New York                                                             13-7110611
===============================================================================
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

c/o Raymond S. Troubh
Ten Rockefeller Plaza, Suite 712
New York, New York                                                     10020
===============================================================================
(Address of Principal Executive Offices)                            (Zip Code)

Registrant's Telephone Number, Including Area Code:  (800) 888-6534

Not applicable
===============================================================================
Former name, former address and former fiscal year, if changed since last report

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                 Name of each exchange on which registered
        None                                                    None

Securities registered pursuant to Section 12(g) of the Act:

                                                  Units of Beneficial Interest
===============================================================================
                                                        (Title of class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                         (Cover page continues on next page)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of May 9, 1997, there were 2,427,281 units of beneficial interest of the MicroCap Liquidating Trust outstanding.



                                            Documents Incorporated By Reference


None

                                                             PART I
Item 1.       Business.

General

The MicroCap Fund, Inc., formerly Commonwealth Associates Growth Fund, Inc. (the "Fund") terminated its operations on February 24, 1997 (Date of Termination) pursuant to its Plan of Liquidation, which was approved at a special meeting of shareholders on July 23, 1996. In accordance with the Plan of Liquidation, all of the Fund's remaining assets and liabilities as of the Date of Termination were transferred to the MicroCap Liquidating Trust (the "Trust").

The Fund, which was a Maryland corporation formed on January 26, 1993, was a non-diversified, closed-end management investment company and operated as a business development company under the Investment Company Act of 1940. The Fund's investment objective was to achieve long-term capital appreciation of assets, rather than current income, by investing in debt and equity securities of emerging and established companies that management believes offer significant growth potential.

On March 19, 1993, the Fund's Registration Statement on Form N-2 (File No. 33-57696) was declared effective. On March 29, 1993, the Fund completed its initial public offering of 2,100,000 shares of common stock at $10.00 per share. The sole underwriter of the Fund's initial public offering was Commonwealth Associates, a broker-dealer and investment banking firm. In April 1993, the Fund sold an additional 94,000 shares of common stock at $10.00 per share as part of an over-allotment option granted to the underwriter. As a result, the Fund sold a total of 2,194,000 shares of common stock in its initial public offering, realizing gross proceeds totaling $21,940,000. In connection with the initial public offering of its common stock the Fund paid to Commonwealth Associates, selling commissions totaling $1,535,800 and an unaccountable expense allowance totaling $548,500. Additionally, the Fund incurred other offering and organizational costs associated with its public offering totaling $589,332. Net proceeds to the Fund from the initial public offering, after payment of the selling commissions, offering and organizational costs and unaccountable expense allowance totaled $19,266,368, or $8.78 per common share.

On March 2, 1993, prior to the Fund's initial public offering, Commonwealth Associates Asset Management, Inc. purchased 10,000 shares of the Fund's common stock for $100,000, or $10.00 per share. As a result, total net proceeds to the Fund from the sale of its common stock during 1993 totaled $19,366,368, or $8.79 per common share.

On May 9, 1996, the Board of Directors of the Fund adopted the Plan of Liquidation. On July 23, 1996, the Plan of Liquidation was approved by the Fund's stockholders. From and after such date, the Fund limited its activities to liquidating its assets and winding up its affairs pursuant to its Plan of Liquidation, and since February 24, 1997 (Date of Termination), the Trust has continued the Fund's liquidation.

On August 30, 1996, the Fund made an initial liquidating cash distribution totaling $8,495,486 to shareholders of record on August 15, 1996. Common shareholders received $3.50 per share and preferred shareholders received $4.375 per share. The amount paid to common shareholders was comprised of $0.274 of long-term capital gain and $3.226 of return of capital. The amount paid to preferred shareholders was comprised of $0.343 of long-term capital gain and $4.032 of return of capital.

In May 1997, the Trust declared a second interim liquidating distribution of $1.00 per Unit, to be paid on July 15, 1997 to unit holders of record on June 30, 1997.

Portfolio Investments
On February 24, 1997, the Fund had investments in 5 portfolio companies with an aggregate cost of $2,224,750 and a fair value of $2,696,593. Pursuant to the Plan of Liquidation, these investments were transferred to the Trust at the close of business on February 24, 1997.

For the period from February 29, 1996 to February 24, 1997 ("fiscal 1997"), the Fund made only one follow-on investment, acquiring 12,500 common shares of Accumed International, Inc. for $51,411. During fiscal 1997, the Fund liquidated its investments in Accumed International, Inc., Shells Seafood Restaurants, Inc., International Communications Technologies, Inc. and Optiva Corp. for $6,477,189, resulting in a net realized gain of $3,972,372. Each of these liquidations is discussed in more detail below:

      During fiscal 1997, the Fund sold 12,500 common shares of Accumed International, Inc. and warrants to purchase 250,000 shares of Accumed common stock for $517,189, realizing a gain of $444,872.

      On April 23, 1996, Shells Seafood Restaurants, Inc. completed its initial public offering of common stock at $5.00 per share. In connection with the offering, the Fund received $1.61 million, representing repayment of its $1.31 million senior note and accrued interest thereon. Additionally, in July 1996, the Fund sold its remaining investment in Shells for $2.7 million, realizing a gain of $2.1 million.

      In July 1996, the Fund received $163,205 from International Communication Technologies, Inc., representing repayment of the $150,000 note due to the Fund along with accrued interest thereon.

      In January 1997, the Fund sold its 150,000 common shares of Optiva Corp. in a private transaction for $1.8 million, realizing a gain of $1.3 million.

Competition

During its operation, the Fund encountered competition from other entities and individuals having similar investment objectives. Neither the Fund nor the Trust will invest in any new portfolio companies.

Employees

In July 1996, Raymond S. Troubh was appointed President, Chief Executive Officer, Treasurer, Secretary and Director of the Fund. All of the Fund's previous officers and all of its employees had resigned by the end of July 1996. Mr. Troubh held these offices through the Fund's date of termination and became the independent liquidating trustee of the Trust, with primary responsibility for the liquidation of its remaining assets.

Item 2.       Properties.

None

Item 3.       Legal Proceedings.

On April 19, 1996, the Fund filed a complaint against Commonwealth Associates, a registered broker-dealer and the underwriter of the Fund's initial public offering, Michael S. Falk, the chief executive officer of Commonwealth Associates, a minority shareholder and director of the Fund, and Stephen J. Warner, a former executive officer of Commonwealth Associates and the former president of the Fund. The civil action, which was filed in federal court in the Southern District of New York, alleged fraud, breach of fiduciary duties and violations of the Investment Company Act of 1940. On December 24, 1996, the Fund and the defendants agreed to a settlement of the complaint, whereby Commonwealth Associates will make settlement payments to the Fund and the Trust totaling $1,150,000. In connection therewith, the Fund received $500,000 in December 1996. The remaining balance of the settlement payments will be paid in installments through December 15, 1997 and will earn interest at an annual rate of 4.50%. Commonwealth Associates has delivered securities to the Trust as collateral for the remaining payments. Such securities, which are held in escrow by the Trust, had a fair value as of February 24, 1997 that exceeded the $650,000 balance due from the settlement agreement. Through May 1, 1997, the Trust had received additional payments totaling $100,000. Additionally, as part of the settlement, the Fund and the defendants agreed to pursue claims against former counsel to the Fund. The Fund would be entitled to receive 50% of any recovery from such claims, after the reimbursement to Commonwealth Associates of all costs and expenses associated with pursuing the claims.

The Fund was a respondent in an arbitration claim Warner v. Commonwealth Associates Growth Fund, Inc. before the American Arbitration Association commenced in December 1995 by Stephen J. Warner, the former president, chief executive officer and portfolio manager of the Fund. The claim alleged breach of contract and fraud in connection with the termination of employment and consulting agreements between him and the Fund. In connection with the settlement agreement discussed above, Mr. Warner has agreed to dismiss all claims associated with this action. As a result, the Fund reversed its previously recorded liability of $50,000 in connection with this action.

The Fund was a defendant in an action brought by Michael S. Falk, a former director of the Fund, in the Supreme Court of New York on June 19, 1996. The complaint alleged that Kamal Mustafa, the former president and a former director of the Fund, and president of Bluestone Capital Partners L.P., an investment banking firm controlled by Mr. Mustafa, caused the Fund to defame Mr. Falk. In connection with the settlement agreement discussed above, Mr. Falk has agreed to dismiss all claims associated with this action.

The Fund is a creditor of PSSS, Inc. f/k/a Oh-La-La! Inc. ("PSSS"), which is the subject of proceedings under chapter 11 of the United States Bankruptcy Code pending in San Francisco, California (the "Bankruptcy Case"). In connection with the Bankruptcy Case, Oh-La-La! International, S.A. ("International"), one of PSSS's largest shareholders, has filed a precautionary proof of claim (the "Precautionary Proof of Claim"), on behalf of International and other similarly situated shareholders of PSSS, against, among others, the Fund, certain other creditors of PSSS, and parties involved in the intended underwriting for, and conduct of, an initial public offering which PSSS had anticipated would have occurred in or about 1994. The Precautionary Proof of Claim alleges a claim for damages as a result of, among other things, (a) the failure to effectuate the intended initial public offering, and (b) the Bankruptcy Court-approved sale of PSSS's assets, which was allegedly prejudicial to PSSS's shareholders. PSSS and International have taken no other action regarding this claim. The Fund has denied liability for the claims set forth in the Precautionary Proof of Claim. Resolution efforts are ongoing.

Regency Holdings (Cayman) Inc. ("Holdings") and Regency Maritime Corp. ("Maritime"), Plaintiffs v. The MicroCap Fund, Inc. f/k/a Commonwealth Associates Growth Fund, Inc., et al. Regency Holdings (Cayman) Inc. and Regency Maritime Corp. (collectively "Regency") along with other related entities are debtors in a bankruptcy case pending in the United States Bankruptcy Court for the Southern District of New York, 95 B 45197 (TLB). In that bankruptcy case, Regency initiated an adversary proceeding against the Fund and certain other persons and entities to recover monies that it paid them on the ground that such payments constituted voidable preferences under the Bankruptcy Code. Regency maintains that a payment Regency made to the Fund between 90 days and one year prior to the filing of Regency's bankruptcy petition in the amount of $1,940,000 to satisfy a bridge loan the Fund made to Regency, is a voidable preference because Kamal Mustafa, the former president of the Fund, was a director of Regency (and therefore an insider) for a portion of the time that such amounts were due and owing. Regency also maintains that such relationship had an impact on Regency's decision to pay these amounts. Additionally, Regency maintains that a payment of $145,728 made by Regency to the Fund to redeem certain warrants issued with respect to the loan transaction was made within 90 days of the filing of the bankruptcy petition and is therefore a voidable preference without regard to whether Mustafa was an insider. In an amended complaint, Regency also asserted that the payments to the Fund constitute a fraudulent transfer, as the payments were in fact made by Maritime and not Holdings. Regency asserts that Maritime had no obligation to make such payments and received no value for them. The Fund has served an answer denying the allegations of the amended complaint and is vigorously contesting Regency's claims. Pursuant to an order filed with the Bankruptcy Court, the Fund has set aside approximately $2.4 million in an interest-bearing cash account pending resolution by the Bankruptcy Court of the adversary proceeding. At the present time, discovery is underway to determine the validity of the allegations asserted by Regency.

Item 4.       Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this report.
                                                             PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

In accordance with the Plan of Liquidation, each of the 2,188,085 common shares and 191,357 preferred shares of the Fund, outstanding on February 24, 1997, were deemed to represent 2,427,281 units of beneficial interest of the MicroCap Liquidating Trust (the "Units").

In connection with its termination, trading of the Fund's common stock ceased at the close of business on February 24, 1997, and the shares were delisted from the NASDAQ Small-Cap Market. Units of the Trust (CUSIP# 59501M) have not been listed on an exchange as of May 9, 1997 and, therefore, there is currently no public trading market in the Units. The Trust will seek to have its Units quoted on the OTC Bulletin Board for over-the counter securities, however, no assurance can be given that a market will develop or be sustained.

The following table sets forth, for each of the periods indicated, the high and low closing bid prices for the common stock of the Fund as reported by NASDAQ. These per share quotations represent inter-dealer prices on the over-the-counter market, do not include retail markups, markdowns or commissions and may not represent actual transactions.

                                                                                 Price Per Share
                                                                           High                   Low
Fiscal year ended February 28, 1995:
    First quarter                                                          $ 8.25                $ 7.00
    Second quarter                                                           8.00                  7.50
    Third quarter                                                            8.00                  6.25
    Fourth quarter                                                           6.75                  6.00
Fiscal year ended February 29, 1996:
    First quarter                                                            6.50                  4.00
    Second quarter                                                           5.25                  4.00
    Third quarter                                                            5.38                  4.38
    Fourth quarter                                                           6.00                  4.50
Fiscal year ended February 28, 1997:
    First quarter                                                            6.38                  4.25
    Second Quarter                                                           6.38                  4.25
    Third Quarter                                                            2.88                  1.50
    Fourth quarter (through February 24, 1997,
    Date of Termination)                                                     2.63                  1.50

As of May 9, 1997, there were 8 holders of record of units of the Trust. Certain holders of record hold units for approximately 800 beneficial owners.

==============================================================================
Item 6.       Selected Financial Data.
===============================================================================

                                                                                                                    Period From
                                                 Period From                                                      March 19, 1993
                                              March 1, 1996 to             Fiscal                Fiscal           (Commencement
                                             February 24, 1997          Year Ended            Year Ended        of Operations) to
                                         (Date of Termination)     February 29, 1996    February 28, 1995      February 28, 1994
                                         ---------------------     -----------------    -----------------   -----------------
Operating Data:
Net investment income (loss) (interest and
   dividend income less operating expenses)       $    (1,243,927)      $      (313,174)       $      220,352       $       55,079

Net realized gain (loss) from portfolio investments    3,972,372            (1,061,009)             (161,149)          (1,557,030)

Net change in unrealized appreciation or
   depreciation of investments                        (1,684,806)            2,121,261               548,448             (513,060)

Net realized and unrealized gain  from
   portfolio investments                               2,287,566             1,060,252               387,299           (2,070,090)

Net increase in net assets resulting
   from operations                                     1,043,639               747,078               607,651           (2,015,011)

Return of capital distributions                        7,829,952                     -                     -                    -

Distributions from net realized gains                    665,534                     -                70,150                    -

Distributions from net investment income                       -                     -               275,431                    -

Distributions in excess of net investment income               -                     -                95,219                    -

Total cash distributions                               8,495,486                     -               440,800                    -

Amounts Per Common Share*:
Net investment income (loss)                          $     (.51)           $     (.13)            $      .10            $     .03

Net realized and unrealized gain (loss) from
portfolio investments                                          .94                   .44                   .18                (.94)

Net increase (decrease) in net assets resulting
from operations                                                 .43                   .31                   .28              (.91)

Cash distributions                                             3.50                     -                   .20                   -

Amounts Per Preferred Share*:
Net investment loss                                           (.64)                 (.14)                   n/a                   -

Net realized and unrealized gain from portfolio
investments                                                    1.18                   .46                   n/a                   -

Net increase in net assets resulting from operations            .54                   .32                   n/a                    -

Cash distributions                                            4.375                     -                   n/a                    -

                                                As of                   As of                 As of                 As of
                                        February 24, 1997       February 29, 1996     February 28, 1995     February 28, 1994
                                       -----------------       -----------------     -----------------     -----------------
Balance Sheet Data:
Total assets                         $    10,968,644       $    17,568,711        $   18,054,440       $      17,739,168

Net assets                                 9,783,311            17,235,158            17,715,073              17,548,222

Cash and cash equivalents                  7,571,246             9,878,280             9,033,750               4,475,544

Portfolio investments at fair value        2,696,593             6,939,805             8,371,350              11,645,538

Per Share Amount:
Net assets per share of common stock    $       4.03          $     7.25              $   8.04                $     7.96

Net assets per share of preferred stock         5.04                7.61                   n/a                         -

* Based on weighted average number of shares outstanding for each respective period.

===============================================================================
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
==============================================================================

Liquidity and Capital Resources

On July 23, 1996, the Fund's shareholders approved a Plan of Liquidation pursuant to which the Fund will convert its remaining assets into cash, provide for all of its liabilities and distribute the net cash to shareholders. On August 30, 1996, in connection with the Plan of Liquidation, the Fund made an initial liquidating distribution of $8,495,486 to shareholders of record on August 15, 1996.

Pursuant to its Plan of Liquidation, the Fund terminated its operations on February 24, 1997 (Date of Termination), at which time the Fund transferred all of its remaining assets and liabilities to the MicroCap Liquidating Trust (the "Trust"). Additional cash distributions will be made to beneficiaries of the Trust as the remaining assets are liquidated and after the payment of and reserve for all current and contingent liabilities.

During its final fiscal period from March 1, 1996 to February 24, 1997 ("fiscal 1997"), the Fund had a net cash return from its portfolio investments of $6,625,153. This includes net cash proceeds of $4,676,564 from the sale of certain portfolio investments and $2,000,000 from the repayment of promissory notes due to the Fund. These returns were offset by a $51,411 follow-on investment made during fiscal 1997.

On February 24, 1997, the Fund had cash and cash equivalents totaling $7,571,246, of which $2,790,218 is restricted as discussed below. Such cash is invested in U.S. Treasury Bills or overnight repurchase agreements collateralized by securities issued by the U.S. Government or its agencies. Interest earned from such investments for fiscal 1997 and for the fiscal years ended February 29, 1996 ("fiscal 1996") and February 28, 1995 ("fiscal 1995"), totaled $450,528, $444,621 and $367,122, respectively. The $7,571,246 of cash and cash equivalents was transferred to the Trust along with the Fund's other assets and liabilities on February 24, 1997. Interest earned from available cash balances in future periods by the Trust is subject to fluctuations in short-term interest rates and changes in such available cash balances.

The restricted cash and cash equivalents balance of $2,790,218 transferred to the Trust includes approximately $2.4 million, which has been set aside in an interest bearing cash account pursuant to an order filed with a Bankruptcy Court in connection with the ongoing legal proceedings involving the Fund and Regency Holdings (Cayman) Inc. Additionally, the Fund entered into indemnification agreements with Mr. Troubh, the trustee of the Trust, and certain of the Fund's former directors and officers. Pursuant to such agreements, the Fund has established an escrow account that contains approximately $250,000 in cash and cash equivalents to provide for potential legal fees and settlement payments relating to certain actions that may arise against such individuals relating to activity involving the Fund. Finally, the Fund may be required to reimburse certain reasonable out-of-pocket expenses of up to $120,000 in connection with the settlement agreement between the Fund and a shareholder group that had solicited proxies in opposition to the Fund's Plan of Liquidation. See Notes 5 and 7 of the Notes to Financial Statements.

On February 24, 1997 (Date of Termination), the Fund transferred to the Trust its accounts payable and accrued liabilities totaling $1,185,333, of which $1,076,982 related to legal fees and litigation expenses. The Fund has submitted claims against its directors and officers liability insurance policy, for the possible recovery of approximately $250,000 of certain legal fees relating to former officers and directors of the Fund. The recovery of these amounts or any portion thereof remains uncertain.

In May 1997, the Trust declared an interim liquidating distribution of $1.00 per Unit, to be paid on July 15, 1997 to unit holders of record on June 30, 1997.

Results of Operations

Realized and Unrealized Gains and Losses from Portfolio Investments - For fiscal 1997, fiscal 1996 and fiscal 1995, the Fund had a net realized and unrealized gain from its portfolio investments of $2,287,566, $1,060,252 and $387,299, respectively.

Fiscal 1997:
The $2,287,566 net realized and unrealized gain for fiscal 1997 was comprised of a $3,972,372 net realized gain from the sale of certain portfolio investments during the period, partially offset by a $1,684,806 decrease to net unrealized appreciation of portfolio investments during fiscal 1997.

The $3,972,372 net realized gain incurred during fiscal 1997 was comprised of the following transactions:
      During fiscal 1997, the Fund sold 12,500 common shares of Accumed International, Inc. and warrants to purchase 250,000 shares of Accumed common stock for $517,189, realizing a gain of $444,872.
     On April 23, 1996, Shells Seafood Restaurants, Inc. completed its initial public offering of common stock at $5.00 per share. In connection with the offering, the Fund received $1.61 million, representing repayment of its $1.31 million senior note and accrued interest thereon. Additionally, in July 1996, the Fund sold its remaining investment in Shells for $2.7 million, realizing a gain of $2.1 million.
     In July 1996, the Fund received $163,205 from International Communication Technologies, Inc., representing repayment of the $150,000 note due to the Fund along with accrued interest thereon.
     In January 1997, the Fund sold its 150,000 common shares of Optiva Corp.
     in a private transaction for $1.8 million, realizing a gain of $1.3 million.

The Fund's $1,684,806 net decrease in net unrealized appreciation of portfolio investments for fiscal 1997 includes a $158,439 net unrealized gain due to the net upward revaluation of certain portfolio investments during the period, primarily Unigene Laboratories, Inc. This increase to net unrealized appreciation of portfolio investments was more than offset by the net transfer of $1,526,367 from unrealized gain to realized gain relating to the portfolio investments sold during fiscal 1997, as discussed above.

Fiscal 1996:
The $1,060,252 net realized and unrealized gain for fiscal 1996 was comprised of a $1,061,009 net realized loss from the sale and write-off of certain portfolio investments during fiscal 1996, which was more than offset by a $2,121,261 increase to net unrealized appreciation of portfolio investments during the period.

The $1,061,009 net realized loss incurred during fiscal 1996 was comprised of the following transactions:
     In March 1995, the Fund sold its $250,000 investment in SR Communications Corp. for $200,000 and a $40,000 non-interest bearing promissory note. The Fund realized a $14,000 loss and recorded $4,000 of interest income from this transaction.
     In May 1995, the Fund sold its 337,500 common shares of Silverado Foods, Inc. in a private transaction for $822,656, realizing a gain of $672,656.
     In June 1995, the Fund wrote-off its investments in Radiator King International, Inc. and Weir-Jones Marketing, Inc. due to continued
    business and  financial  difficulties  at these  companies.  The Fund realized a loss of $1,010,000 in fiscal 1996 from the write-off of these two investments.
     In September 1995, the Fund sold its 55,555 common shares of YES! Entertainment Corporation for $305,538, realizing a loss of $393,662.
     In October 1995, the Fund sold 150,000 common shares of Accumed International, Inc. (formerly Alamar Biosciences, Inc.) for $159,375, realizing a loss of $128,081.
     In November 1995, the Fund received $145,728 for the redemption of its 291,456 common stock warrants of Regency Holdings (Cayman) Inc., resulting in a realized gain of $145,728.

     In December 1995, the Fund sold its $1.2 million promissory note and warrant to purchase 900,000 common shares of Bennett Environmental U.S., Inc. in a private transaction for $820,000 and 450,000 common shares of Bennett Environmental. This transaction resulted in a realized loss of $333,650 for fiscal 1996.

The Fund's $2,121,261 net increase in net unrealized appreciation of portfolio investments for fiscal 1996 includes a $1,850,261 net unrealized gain due to the net upward revaluation of certain portfolio investments during the year, primarily Shells Seafood Restaurants, Inc., which completed its initial public offering in April 1996. Net unrealized appreciation of portfolio investments also increased due to the net transfer of $271,000 from unrealized loss to realized loss relating to the portfolio investments sold or written-off during fiscal 1996, as discussed above.

Fiscal 1995:
For fiscal 1995, the Fund's $387,299 net realized and unrealized gain from portfolio investments was comprised of a $161,149 net realized loss from the sale of certain portfolio investments during fiscal 1995, which was more than offset by a $548,448 increase in unrealized appreciation of portfolio investments for fiscal 1995.

The $161,149 net realized loss for fiscal 1995 resulted from the sale of certain portfolio investments. During fiscal 1995, the Fund sold 47,852 common shares of Loronix Information Systems, Inc. in the public market for $258,400, realizing a gain of $258,400. Such shares were received by the Fund in September 1994 as a result of a non-cash exercise of a net issuance provision in the Fund's warrant agreement to purchase common stock of Loronix. In May and June 1994, the Fund sold 100,000 common shares of Accumed International in the public market for $210,625, realizing a gain of $18,987. These gains were offset by a $438,536 net realized loss from the liquidation of the Fund's portfolio of small-cap marketable securities during the first half of fiscal 1995.

The $548,448 increase in net unrealized appreciation for fiscal 1995 includes a $710,397 net unrealized gain primarily reflecting the upward revaluation of the Fund's investment in Silverado Foods, Inc. due to that company's initial public offering, which was completed in August 1994. The $710,397 unrealized gain was offset by the transfer of $161,949 from net unrealized gain to realized gain related to the portfolio investments sold during fiscal 1995, as discussed above.

Investment Income and Expenses
For fiscal 1997 and fiscal 1996, the Fund had a net investment loss (interest and dividend income less operating expenses) of $1,243,927 and $313,174, respectively. For fiscal 1995, the Fund had net investment income of $220,352.

The increase in net investment loss for fiscal 1997 compared to fiscal 1996 was due to a $1,772,508 increase in operating expenses, exceeding an $841,755 increase in investment income. The increase in operating expenses primarily is attributable to the significant increase in legal fees during fiscal 1997, which totaled $1,995,372, as compared to $384,993 for fiscal 1996. The rise in legal fees primarily is due to (i) litigation costs relating to several legal proceedings involving the Fund (see Note 5 of Notes to Financial Statements),
(ii) legal fees incurred in connection with the continued restructuring of certain of the Fund's portfolio investments during fiscal 1997, (iii) matters relating to the Fund's July 23, 1996 special meeting of shareholders and Plan of Liquidation and (iv) preparation and issuance of the Information Statement relating to the establishment of the Trust. The $841,755 increase in investment income for fiscal 1997 compared to fiscal 1996 primarily is due to the recognition of $1,150,000 of other income relating to a litigation settlement, as discussed in Note 5 to Notes to Financial Statements. This income was partially offset by a decline in interest and dividend income from portfolio investments of approximately $369,000 due to the reduced amount of interest earning portfolio securities held by the Fund during fiscal 1997 as compared to fiscal 1996. The $533,526 decrease in net investment income for fiscal 1996 compared to fiscal 1995 reflects a $203,497 decrease in investment income and a $330,029 increase in operating expenses for the respective periods. Investment income was $850,470 and $1,053,967 for fiscal 1996 and fiscal 1995, respectively. The $203,497 decline in investment income reflects a $280,996 decline in interest and dividends from portfolio investments partially offset by a $77,499 increase in interest from short-term investments. The decline in interest and dividends from portfolio investments primarily is the result of the reversal during fiscal 1996 of approximately $205,000 of accrued interest relating to promissory notes due from Bennett Environmental and Weir-Jones that were sold or written-off during fiscal 1996. The increase in interest earned from short-term investments resulted from an increase in the amount of funds invested in short-term investments during fiscal 1996 compared to fiscal 1995 and increased interest rates during the 1996 period. The $330,029 increase in operating expenses for fiscal 1996 compared to fiscal 1995 primarily is due to an increase in salary expense and legal fees during fiscal 1996. Salary expense was $328,901 for fiscal 1996, up from $177,273 for fiscal 1995. This reflects increases in officers' salaries and the addition of full time staff from two in fiscal 1995 to four in fiscal 1996. Legal fees were $384,993 for fiscal 1996, up from $180,826 for fiscal 1995. This increase primarily is due to increased litigation proceedings involving the Fund and the continued restructuring of certain of the Fund's portfolio investments. See Note 5 of Notes to Financial Statements.

Net Assets
For fiscal 1997, the Fund had a $1,043,639 increase in net assets resulting from operations, comprised of the $2,287,566 net realized and unrealized gain from portfolio investments, partially offset by the $1,243,927 net investment loss for fiscal 1997. The Fund's net assets also were reduced by the $8,495,486 cash distribution made to shareholders on August 30, 1996. As a result, the Fund's net assets were $9,783,311 at February 24, 1997 (Date of Termination), representing a decrease of $7,451,847 from net assets of $17,235,158 at February 29, 1996. At February 24, 1997 (Date of Termination), the net asset value per share of common stock and preferred stock was $4.03 and $5.04 per share, respectively, compared to $7.25 and $7.61 per share, respectively, at February 29, 1996. Upon the transfer of the net assets of the Fund to the Trust as of the close of business on February 24, 1997, the net asset value of each unit of beneficial interest in the Trust was $4.03.

Summary of Portfolio Transaction and Change in Net Assets during Fiscal 1997

Portfolio transactions completed during fiscal 1997, resulted in a realized gain of $3,972,372. As shown below, these transactions returned $6,582,189 (including cash proceeds of $6,477,189) to the Fund and increased its net asset value for the period by $2,129,127. The Fund's net assets increased by an additional $158,439 resulting from a net upward revaluation of the remaining portfolio investments during fiscal 1997, primarily due to the increase in the fair value of the Fund's investment in Unigene Laboratories, Inc. as shown below. The completed portfolio transactions and revaluations increased the Fund's net asset value on a net basis by $2,287,566 for fiscal 1997.


                                                                                                                Effect to
                                                           Fiscal 1997              Fair Value                 Net Assets
Investment                                                  Proceeds                at 2/29/96               for Fiscal 1997
----------------------------------------------------------------------------------------------------------------------------
Sales during Fiscal 1997:
------------------------
Shell's Seafood Restaurants, Inc.                       $     4,010,000           $    3,058,750            $       951,250
Accumed International, Inc. warrants                            467,976                  224,825                    243,151
Accumed International, Inc. stock (1)                            49,213                   51,411                     (2,198)
Unigene Laboratories, Inc. warrants (2)                         105,000                   30,576                     74,424
Optiva Corporation                                            1,800,000                  937,500                    862,500
International Communications Technologies                       150,000                  150,000                          0
                                                        ---------------           --------------            ---------------
Sub-total from sales                                    $     6,582,189           $    4,453,062                  2,129,127
                                                        ===============           ==============            ---------------

Revaluations during Fiscal 1997:
Unigene Laboratories, Inc. (warrants)                                                                             1,262,534
First Colony Acquisition Corp.                                                                                     (968,750)
Bennett Environmental, Inc.                                                                                          44,655
Oh-La-La! Inc.                                                                                                     (180,000)
                                                                                                            ----------------
Sub-total from revaluations                                                                                         158,439
                                                                                                            ---------------
Sub-total from portfolio transactions                                                                             2,287,566
Net investment loss for fiscal 1997                                                                              (1,243,927)
                                                                                                            ---------------
Net Change to Net Assets for Fiscal 1997                                                                    $     1,043,639
                                                                                                            ===============

(1) The 12,500 shares of Accumed common stock sold during the period were acquired by the Fund during the same period for $51,411. (2) The return shown from the Unigene warrants is a non-cash item resulting from the transfer of 60,000 warrants to cover previously accrued consulting costs.

On March 1, 1996, the conversion ratio of the Fund's preferred stock into common stock increased from 1.05 per share to 1.25 per share. The change in such conversion ratio resulted in an additional allocation of net assets to preferred shareholders of approximately $319,525, or $1.26 per share of preferred stock and the dilution to common shareholders of $319,525, or $.15 per share of common stock. Additionally, the results of operations for fiscal 1997 increased the Fund's net assets by $.43 and $.54 per share of common and preferred stock, respectively. The distribution paid to shareholders on August 30, 1996 also reduced the Fund's net assets by $3.50 per share of common stock and $4.375 per share of preferred stock.

For fiscal 1996, the Fund had a net increase in net assets resulting from operations of $747,078, comprised of the net realized and unrealized gain from portfolio investments of $1,060,252 offset by the net investment loss of $313,174. This increase was more than offset by a $1,226,993 decrease in net assets resulting from the repurchase by the Fund of 290,227 shares of its own common stock in the public market during fiscal 1996. As a result, the Fund's net assets decreased $479,915 to $17,235,158 at February 29, 1996, or $7.25 per share of common stock and $7.61 per share of preferred stock. At February 28, 1995, the net asset value per share of common stock was $8.04.
There was no preferred stock outstanding on February 28, 1995.

For fiscal 1995, the Fund had a net increase in net assets resulting from operations of $607,651, or $.28 per share of common stock, comprised of net investment income totaling $220,352 and net realized and unrealized gain from portfolio investments of $387,299. Additionally, the Fund's net assets declined $440,800 as a result of the cash distribution of $.20 per share of common stock paid to shareholders on December 12, 1994. As a result, the Fund's net assets increased $166,851 to $17,715,073 at February 28, 1995, or $8.04 per share of common stock, an increase of $.08 per share from $17,548,222, or $7.96 per share of common stock, at February 28, 1994.

Item 8.  Financial Statements and Supplementary Data.



                             THE MICROCAP FUND, INC.
                                      INDEX


Independent Auditors' Report

Statements of Assets and Liabilities as of February 24, 1997 (Date of Termination) and February 29, 1996

Schedules of Portfolio Investments as of February 24, 1997 (Date of Termination) and February 29, 1996

Statements of Operations for the period from March 1, 1996 to February 24, 1997 (Date of Termination) and for the years ended February 29, 1996 and February 28, 1995

Statements of Changes in Net Assets for the period from March 1, 1996 to February 24, 1997 (Date of Termination) and for the years ended February 29, 1996 and February 28, 1995

Statements of Cash Flows for the period from March 1, 1996 to February 24, 1997
 (Date of Termination) and for the years ended February 29, 1996 and February 28, 1995

Notes to Financial Statements

Note - All schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT




The MicroCap Fund, Inc.

We have audited the accompanying statements of assets and liabilities of The MicroCap Fund, Inc. (the "Fund"), including the schedules of portfolio investments, as of February 24, 1997 (Date of Termination) and February 29, 1996, and the related statements of operations, changes in net assets and cash flows for the period from March 1, 1996 to February 24, 1997 (Date of Termination) and for the years ended February 29, 1996 and February 28, 1995. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned at February 24, 1997 (Date of Termination) by correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Fund at February 24, 1997 (Date of Termination) and February 29, 1996 and the results of its operations, changes in its net assets and its cash flows for the period from March 1, 1996 to February 24, 1997 (Date of Termination) and for the years ended February 29, 1996 and February 28, 1995 in conformity with generally accepted accounting principles.

As explained in Note 2, the financial statements include securities valued at $2,696,593 and $6,939,805 at February 24, 1997 (Date of Termination) and February 29, 1996, respectively, representing 28% and 40% of net assets, respectively, whose values have been estimated by the Board of Directors in the absence of readily ascertainable market values. We have reviewed the procedures used by the Board of Directors in arriving at its estimate of value of such securities and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.



Deloitte & Touche LLP

New York, New York
May 6, 1997, except for Note 10, as to which the date is May 14, 1997

THE MICROCAP FUND, INC.
STATEMENTS OF ASSETS AND LIABILITIES
As of February 24, 1997 (Date of Termination) and February 29, 1996

                                                                                             February 24,      February 29,
                                                                                                 1997                1996
                                                                                            ---------------    ----------
ASSETS

Portfolio investments at fair value (cost $2,224,750 at February 24, 1997
   and cost $4,783,156 at February 29, 1996)                                                $     2,696,593    $      6,939,805
Cash and cash equivalents - unrestricted                                                          4,781,028           9,878,280
Cash and cash equivalents - restricted                                                            2,790,218                   -
Receivable from securities sold                                                                           -             199,375
Accrued interest receivable                                                                          25,959             349,781
Deferred organizational costs (net of accumulated amortization of $196,865
   at February 24, 1997 and $116,257 at February 29, 1996)                                                0              80,608
Receivable from settlement agreement                                                                650,000                   -
Other assets                                                                                         24,846             120,862
                                                                                            ---------------    ----------------
   Total assets                                                                                  10,968,644          17,568,711
                                                                                            ---------------    ----------------

LIABILITIES

Accounts payable - legal                                                                          1,076,982             163,263
Accounts payable - other                                                                            108,351             170,290
                                                                                            ---------------    ----------------
   Total liabilities                                                                              1,185,333             333,553
                                                                                            ---------------    ----------------

NET ASSETS

Preferred Stock,  par value $.01;  1,000,000 shares  authorized;  440,800 shares issued and 191,357 shares outstanding at February 24, 1997 and 440,800 shares issued and 265,317
   shares outstanding at February 29, 1996                                                            1,914               2,653
Common Stock, par value $.01;  10,000,000  shares  authorized;  2,478,312 shares issued and 2,188,085  outstanding  at February 29, 1997 and 2,388,253  shares issued and 2,098,026
   outstanding at February 29, 1996                                                                  24,783              23,883
Additional paid-in-capital                                                                       11,611,365          19,441,478
Net unrealized appreciation of portfolio investments                                                471,843           2,156,649
Accumulated net investment loss                                                                  (1,281,670)            (37,743)
Distribution in excess of net investment loss and realized loss                                    (345,581)           (345,581)
Accumulated net realized gain (loss) from portfolio investments                                     527,650          (2,779,188)
                                                                                            ---------------    ----------------
   Sub-total                                                                                     11,010,304          18,462,151
Less: Treasury stock at cost (290,227 shares of common stock)                                    (1,226,993)         (1,226,993)
                                                                                            ---------------    ----------------

Net Assets                                                                                  $     9,783,311    $     17,235,158
                                                                                            ===============    ================

Net assets per share of common stock                                                               $   4.03            $  7.25
                                                                                                   ========            =======
Net assets per share of preferred stock                                                            $   5.04            $  7.61
                                                                                                   ========            =======

See notes to financial statements.

THE MICROCAP FUND, INC.
SCHEDULE OF PORTFOLIO INVESTMENTS
As of February 24, 1997 (Date of Termination)

                                                                                                                            % of
Issuer / Position                                                                   Cost              Fair Value      Net Assets(1)
Publicly-Held Securities:
Bennett Environmental Inc.(B)
112,500 shares of Common Stock                                                   $     47,250       $       91,905        .94%
                                                                                -------------       --------------

Unigene Laboratories, Inc.(A)
Warrant to purchase 615,000 shares of Common Stock
   at $1.38, expiring 7/7/00                                                                0            1,575,938      16.11%
                                                                                -------------       --------------

YES! Entertainment Corporation
Warrant to purchase 11,437 shares of Common Stock
   at $15.30 per share, expiring 7/16/98                                                    0                    0           0%
                                                                                -------------       --------------

Privately-Held Securities:
First Colony Acquisition Corp.*
106,562 shares of Preferred Stock                                                     594,174              297,087
6% Convertible Promissory Note due 11/1/97                                          1,343,326              671,663
Warrant to purchase 7,560 shares of Common Stock
   at $5.00, expiring 1/24/00                                                               0                    0
                                                                                -------------       --------------
                                                                                    1,937,500              968,750       9.90%
                                                                                -------------       --------------
Oh-La-La! Inc.
9% Convertible Senior Note                                                            140,000               34,800
9% Convertible Senior Note                                                            100,000               25,200
                                                                                -------------       --------------
                                                                                      240,000               60,000     .61%
                                                                                -------------       -------------- --------

Total Portfolio Investments(C)                                                  $   2,224,750       $    2,696,593      27.56%
                                                                                =============       ==============      ======

* May be deemed an "affiliated person" of the Fund as defined in the Investment Company Act of 1940.

(1)  Represents fair value as a percentage of net assets.

(A) On July 1, 1996, the Fund transferred warrants to purchase 60,000 shares of Unigene Laboratories, Inc. common stock to certain individuals for payment of consulting and portfolio transaction costs incurred in connection with the Fund's investment in Unigene.

(B) In September 1996, Bennett Environmental Inc. became a listed public company on the Montreal Stock Exchange. In connection with the listing, the company effected a four-for-one reverse split of its outstanding common stock. As a result, the Fund exchanged its 450,000 common shares of Bennett for 112,500 shares of the company's common stock.

(C) For the period from March 1, 1996 to February 24, 1997 (Date of Termination), the Fund liquidated the following investments:

     During the first fiscal quarter of the period, the Fund sold warrants to purchase 190,000 shares of Accumed International, Inc. common stock for $313,329, realizing a gain of $297,440. Also during the first quarter, the Fund purchased an additional 12,500 shares of Accumed common stock, which it later sold for $49,213, realizing a loss of $2,198. In June 1996, the Fund sold its remaining warrants to purchase 60,000 shares of Accumed common stock for $154,647, realizing a gain of $149,630.

     On April 23, 1996, Shells Seafood Restaurants, Inc. completed an initial public offering of its common stock at $5.00 per share. In connection with the offering, the Fund received $1.61 million, representing repayment of its $1.31 million senior note and accrued interest thereon. Additionally, in July 1996, the Fund sold its remaining investment in Shells for $2.7 million, realizing a gain of $2.1 million.

     In July 1996, the Fund received $163,205 from International Communication Technologies, Inc., representing repayment of its $150,000 note due to the Fund along with accrued interest thereon.

     In January 1997, the Fund sold its 150,000 shares of common stock of Optiva Corp. for $1.8 million, realizing a gain of $1.3 million.

     See notes to financial statements.

THE MICROCAP FUND, INC.
SCHEDULE OF PORTFOLIO INVESTMENTS
As of February 29, 1996

                                                                                                                            % of
Issuer / Position                                                                   Cost              Fair Value      Net Assets(1)

Publicly-Held Securities:

Accumed International, Inc.
Warrant to purchase 250,000 shares of Common Stock
   at $5.00 per share, expiring 10/14/97                                        $      20,906       $      224,825       1.30%
                                                                                -------------       --------------

Unigene Laboratories, Inc.
Warrant to purchase 675,000 shares of Common Stock
   at $1.38, expiring 7/7/00                                                                0              343,980       2.00%
                                                                                -------------       --------------

YES! Entertainment Corporation
Warrant to purchase 11,437
 shares of Common Stock
   at $15.30 per share, expiring 7/16/98                                                    0                    0           0%
                                                                                -------------       --------------

Privately-Held Securities:

Bennett Environmental Inc.
450,000 shares of Common Stock                                                         47,250               47,250        .27%
                                                                                -------------       --------------

First Colony Acquisition Corp.*
106,562 shares of Preferred Stock                                                     594,174              594,174
6% Convertible Promissory Note due 11/1/97                                          1,343,326            1,343,326
Warrant to purchase 7,560 shares of Common Stock
   at $5.00, expiring 1/24/00                                                               0                    0
                                                                                -------------       --------------
                                                                                    1,937,500            1,937,500      11.25%
                                                                                -------------       --------------

International Communication Technologies, Inc.
9% Convertible Promissory Note due 6/30/96                                            150,000              150,000        .87%
                                                                                -------------       --------------

Oh-La-La! Inc.
9% Convertible Senior Note                                                            140,000              140,000
9% Convertible Senior Note                                                            100,000              100,000
                                                                                -------------       --------------
                                                                                      240,000              240,000       1.39%
                                                                                -------------       --------------
Optiva Corporation
150,000 shares of Common Stock                                                        487,500              937,500       5.44%
                                                                                -------------       --------------

Shells Seafood Restaurants, Inc.*
9% Senior Secured Note                                                              1,310,000            1,310,000
Secured note at prime plus 2% due 10/23/97                                            500,000              500,000
300,000 shares of Common Stock                                                         90,000            1,125,000
Warrant to purchase 175,000 shares of Common Stock
   at $3.15 per share, expiring 12/31/99                                                    0              105,000
Warrant to purchase 75,000 shares of Common Stock
   at $3.50 per share, expiring 12/31/99                                                    0               18,750
Warrant to purchase 75,000 shares of Common Stock
   at $3.75 per share, expiring 12/31/97                                                    0                    0
                                                                                -------------       --------------
                                                                                    1,900,000            3,058,750      17.75%
                                                                                -------------       --------------      -----

Total Portfolio Investments                                                     $   4,783,156       $    6,939,805      40.27%
                                                                                =============       ==============      =====

* May be deemed an "affiliated person" of the Fund as defined in the Investment Company Act of 1940.

(1)  Represents fair value as a percentage of net assets.

     See notes to financial statements.
THE MICROCAP FUND, INC.
STATEMENTS OF OPERATIONS
For the Period from March 1, 1996 to February 24, 1997 (Date of Termination) and for the Fiscal Years Ended February 29, 1996 and February 28, 1995

                                                                         1997              1996                 1995
                                                                   ---------------    -------------       ----------

INVESTMENT INCOME AND EXPENSES

Income:
   Interest from short-term investments                            $       450,528    $     444,621       $     367,122
   Interest and dividends from portfolio investments                        36,578          405,849             686,845
   Other income                                                          1,205,119                -                   -
                                                                   ---------------    -------------       -------------
   Total income                                                          1,692,225          850,470           1,053,967
                                                                   ---------------    -------------       -------------

Expenses:
   Administrative expense                                                  125,741          167,113             181,052
   Legal fees                                                            1,991,383          384,993             180,826
   Accounting fees                                                          96,805           61,169              71,000
   Salary expense                                                          178,919          328,901             177,273
   Amortization of deferred organizational costs                            80,608           39,372              39,372
   Transfer agent and custodian fees                                        22,392           23,332              13,927
   Directors' fees and expenses                                             47,879           13,665              26,032
   Consulting fees                                                         201,719           56,103              28,000
   Insurance expense                                                        34,722           26,525              37,319
   Mailing and printing                                                     66,972           16,308              52,653
   Other operating expenses                                                 89,012           46,163              26,161
                                                                   ---------------    -------------       -------------
   Total expenses                                                        2,936,152        1,163,644             833,615
                                                                   ---------------    -------------       -------------

NET INVESTMENT INCOME (LOSS)                                            (1,243,927)        (313,174)            220,352
                                                                   ---------------    -------------       -------------

NET REALIZED AND UNREALIZED GAIN
   (LOSS) FROM PORTFOLIO INVESTMENTS

   Net realized gain (loss) from portfolio investments                   3,972,372       (1,061,009)           (161,149)
   Change in net unrealized appreciation or depreciation
     of investments                                                     (1,684,806)       2,121,261             548,448
                                                                   ---------------    -------------       -------------
   Net realized and unrealized gain from
     portfolio investments                                               2,287,566        1,060,252             387,299
                                                                   ---------------    -------------       -------------

NET INCREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                                       $     1,043,639    $     747,078       $     607,651
                                                                   ===============    =============       =============


See notes to financial statements.

THE MICROCAP FUND, INC.
STATEMENTS OF CHANGES IN NET ASSETS
For the Period from March 1, 1996 to February 24, 1997 (Date of Termination) and for the Fiscal Years Ended February 29, 1996 and February 28, 1995


                                                                         1997                1996                 1995
                                                                  ----------------     --------------       ----------

Change in net assets resulting from operations:

Net investment income (loss)                                      $     (1,243,927)    $       (313,174)    $       220,352
Net realized gain (loss) from portfolio investments                      3,972,372           (1,061,009)           (161,149)
Change in net unrealized appreciation or depreciation
   of portfolio investments                                             (1,684,806)           2,121,261             548,448
                                                                  ----------------     ----------------     ---------------
Net increase in net assets resulting from
   operations                                                            1,043,639              747,078             607,651
                                                                  ----------------     ----------------     ---------------

Change in net assets from distributions:

Return of capital distribution                                          (7,829,952)                   -                   -
Distribution from net realized gains                                      (665,534)                   -             (70,150)
Distribution from net investment income                                          -                    -            (275,431)
Distribution in excess of net investment income                                  -                    -             (95,219)
                                                                  ----------------     ----------------     ---------------
Decrease in net assets from distributions                               (8,495,486)                   -            (440,800)
                                                                  ----------------     ----------------     ---------------

Change in net assets from capital stock transactions:

Common stock repurchased                                                         -           (1,226,993)                  -
                                                                  ----------------     ----------------     ---------------

Total increase (decrease) in net assets for the period                  (7,451,847)            (479,915)            166,851

Net assets at beginning of period                                       17,235,158           17,715,073          17,548,222
                                                                  ----------------     ----------------     ---------------

NET ASSETS AT END OF PERIOD                                       $      9,783,331     $     17,235,158     $    17,715,073
                                                                  ================     ================     ===============


See notes to financial statements.

THE MICROCAP FUND, INC.
STATEMENTS OF CASH FLOWS
For the Period from March 1, 1996 to February 24, 1997 (Date of Termination) and for the Fiscal Years Ended February 29, 1996 and February 28, 1995


                                                                        1997                1996                1995
                                                                  ---------------     --------------      ----------

CASH FLOWS PROVIDED FROM (USED FOR)
   OPERATING ACTIVITIES

Net investment income (loss)                                      $    (1,243,927)    $     (313,174)     $      220,352
Adjustments to reconcile net investment income (loss)
   to cash provided from (used for) operating activities:
Amortization of discount on accounts receivable                                 -             (4,000)                  -
Amortization of deferred organizational costs                              80,608             39,372              39,372
Depreciation expense                                                        5,103                480                   -
Increase (decrease) in payables and other liabilities                     851,780             (5,814)            197,171
Increase in receivables and other assets                                 (130,265)           (41,763)           (180,538)
                                                                  ---------------     --------------      --------------
Cash flows provided from (used for) operating activities                 (436,701)          (324,899)            276,357
                                                                  ---------------     --------------      --------------

CASH FLOWS PROVIDED FROM (USED FOR)
   INVESTING ACTIVITIES

Purchase of portfolio investments                                         (51,411)        (3,937,500)         (4,283,773)
Net proceeds from the sale of portfolio investments                     4,676,564          2,393,922           5,131,422
Repayment of notes                                                      2,000,000          3,940,000           3,620,000
Deposit released from (placed in) escrow                                        -                  -             255,000
                                                                  ---------------     --------------      --------------
Cash flows provided from (used for) investing activities                6,625,153          2,396,422           4,722,649
                                                                  ---------------     --------------      --------------

CASH FLOWS USED FOR FINANCING
   ACTIVITIES

Cash distribution to shareholders                                      (8,495,486)                 -            (440,800)
Common stock repurchased                                                        -         (1,226,993)                  -
                                                                  ---------------     --------------      --------------
Cash flows used for financing activities                               (8,495,486)        (1,226,993)           (440,800)
                                                                  ---------------     ---------------     --------------

Increase (decrease) in cash and cash equivalents                       (2,307,034)           844,530           4,558,206
Cash and cash equivalents at beginning of period                        9,878,280          9,033,750           4,475,544
                                                                  ---------------     --------------      --------------

CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                                      $     7,571,246     $    9,878,280      $    9,033,750
                                                                  ===============     ==============      ==============

See notes to financial statements.

THE MICROCAP FUND, INC.
NOTES TO FINANCIAL STATEMENTS

1.     Organization and Purpose
The MicroCap Fund, Inc., formerly Commonwealth Associates Growth Fund, Inc. (the "Fund"), terminated on February 24, 1997 ("Date of Termination") pursuant to its Plan of Liquidation, which was approved at a special meeting of shareholders on July 23, 1996. In accordance with the Plan of Liquidation, the Fund transferred all of its remaining assets and liabilities as of the Date of Termination to the MicroCap Liquidating Trust (the "Trust").

The Fund, which was a Maryland corporation formed on January 26, 1993, was a non-diversified, closed-end management investment company and operated as a business development company under the Investment Company Act of 1940. The Fund's investment objective was to achieve long-term capital appreciation of assets, rather than current income, by investing in debt and equity securities of emerging and established companies that management believed offer significant growth potential.

2.     Significant Accounting Policies
Valuation of Investments - Portfolio investments were carried at fair value as determined quarterly by the Fund's Board of Directors. The fair value of the Fund's publicly-held portfolio securities was adjusted to the closing public market price on the last day of each fiscal quarter discounted by a factor of 0% to 40% for sales restrictions. Factors considered in the determination of an appropriate discount included: underwriter lock-up, affiliate status either by having a representative on the Board of Directors or by owning greater than 10% of the outstanding shares of a portfolio security, and other liquidity factors such as the size of the Fund's position in a given portfolio company compared to the trading history of the public security. Privately-held portfolio securities were carried at cost until significant developments affecting the portfolio company provided a basis for change in valuation, including adjustments to reflect meaningful third-party transactions in the private market.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Investment Transactions - Investment transactions were recorded on the trade date, which is the date the Fund obtained an enforceable right to demand the securities or payment thereof. Realized gains and losses on investments sold were computed on a specific identification basis. The Fund recorded all other transactions on the accrual method.

Income Taxes - The Fund qualified as a regulated investment company under the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), and was not subjected to federal income tax on taxable income which was distributed in accordance with the provisions of the Code. Therefore, no provision for federal income taxes was required.

The transfer of net assets from the Fund to the Trust is considered to be a liquidating distribution of the Fund for federal income tax purposes. Therefore, each holder of the common or preferred stock of the Fund will recognize gain or loss equal to the difference between the net fair value of the liquidating distribution, of $4.03 per common equivalent share, deemed received in respect of such shares and the holder's adjusted tax basis in such shares. Such gain or loss is a capital gain or loss if such shares were held as a capital asset, and such capital gain or loss is long-term if such shares are held for more than one year as of February 24, 1997, the date the liquidating distribution was deemed to have been made.

THE MICROCAP FUND, INC.
NOTES TO FINANCIAL STATEMENTS


The Trust will be a complete pass-through entity for federal income tax purposes and, accordingly, is not subject to income tax. Instead, each beneficiary of the Trust is required to take into account, in accordance with such beneficiary's method of accounting, his pro rata share of the Trust's income, gain, loss, deduction or expense, regardless of the amount or timing of distributions to beneficiaries.

Cash and Cash Equivalents - The Fund invested its available cash in U.S. Treasury Bills or overnight repurchase agreements collateralized by securities issued by the U.S. Government or its agencies. Investments in U.S. Treasury Bills and overnight repurchase agreements were considered to be cash equivalents for the statement of cash flows.

The cash and cash equivalents of the Fund include restricted cash of approximately $2.8 million, comprised of $2.4 million relating to the Regency Holdings (Cayman) Inc. litigation, $250,000 relating to certain indemnification agreements with Mr. Troubh and certain of the Fund's former directors and officers and $120,000 relating to the potential reimbursement of out-of-pocket expenses of a shareholder group that had solicited proxies in opposition to the Fund's Plan of Liquidation. See Notes 5 and 7 below.

Organizational Costs - Organizational costs of $196,865 were amortized over the period beginning March 19, 1993 (Commencement of Operations) to February 24, 1997 (Date of Termination).

Reclassifications - Certain reclassifications were made to the prior period financial statements in order to conform to the current period
-----------------
presentation.

3.     Related Party Transactions
Commonwealth Associates Asset Management Inc. ("CAAM"), an affiliate of Commonwealth Associates, the underwriter of the Fund's initial public offering, was the Fund's administrator from its inception to December 10, 1995. During such time, CAAM was responsible for the management and administrative services necessary for the operation of the Fund and received an administrative fee at an annual rate of 1% of the Fund's net assets. Such fee was determined and paid quarterly. On October 11, 1995, CAAM terminated the administrative agreement with the Fund effective December 10, 1995. From such date to present, the Fund has been self administered.

In July 1996, the Fund entered into an agreement with Raymond S. Troubh, whereby Mr. Troubh provided management services to the Fund in connection with its Plan of Liquidation. For services to be rendered under the agreement, Mr. Troubh received $8,500 per month, plus 1% of the amount of each distribution (other than the initial distribution paid on August 30, 1996), plus, at the time any proceeds of sale or other revenues are received by the Fund in excess of the Fund's investment in a particular asset, Mr. Troubh will receive 5% of such excess for amounts received in 1996 or 1997, 4% of such excess for amounts received in 1998, 2% in 1999 and 0% thereafter; provided, however, that in no event shall the total compensation paid to Mr. Troubh be less than $250,000. Through February 24, 1997 (Date of Termination), the Fund had paid consulting fees to Mr. Troubh totaling $127,319. Mr. Troubh will continue to be paid under the same compensation arrangement as the trustee of the Trust.

4.     Director's Fees and Expenses
During the periods reported, each non-affiliated director of the Fund's Board of Directors received an annual fee of $2,500 and $250 for each meeting of the Board of Director's and each committee meeting of the Board attended. Each non-affiliated director also received reimbursement for all out-of-pocket costs incurred to attend such meetings.

THE MICROCAP FUND, INC.
NOTES TO FINANCIAL STATEMENTS

5.     Litigation
On April 19, 1996, the Fund filed a complaint against Commonwealth Associates, a registered broker-dealer and the underwriter of the Fund's initial public offering, Michael S. Falk, the chief executive officer of Commonwealth Associates, a minority shareholder and director of the Fund, and Stephen J. Warner, a former executive officer of Commonwealth Associates and the former president of the Fund. The civil action, which was filed in federal court in the Southern District of New York, alleged fraud, breach of fiduciary duties and violations of the Investment Company Act of 1940. On December 24, 1996, the Fund and the defendants agreed to a settlement of the complaint, whereby Commonwealth Associates will make settlement payments to the Fund and the Trust totaling $1,150,000. In connection therewith, the Fund received $500,000 in December 1996. The remaining balance of the settlement payments will be paid in installments through December 15, 1997 and will earn interest at an annual rate of 4.50%. Commonwealth Associates has delivered securities to the Trust as collateral for the remaining payments. Such securities, which are held in escrow by the Trust, had a fair value as of February 24, 1997 that exceeded the $650,000 balance due from the settlement agreement. Through May 1, 1997, the Trust had received additional payments totaling $100,000. Additionally, as part of the settlement, the Fund and the defendants agreed to pursue claims against former counsel to the Fund. The Fund would be entitled to receive 50% of any recovery from such claims, after the reimbursement to Commonwealth Associates of all costs and expenses associated with pursuing the claims.

The Fund was a respondent in an arbitration claim Warner v. Commonwealth Associates Growth Fund, Inc. before the American Arbitration Association commenced in December 1995 by Stephen J. Warner, the former president, chief executive officer and portfolio manager of the Fund. The claim alleged breach of contract and fraud in connection with the termination of employment and consulting agreements between him and the Fund. In connection with the settlement agreement discussed above, Mr. Warner has agreed to dismiss all claims associated with this action. As a result, the Fund reversed its previously recorded liability of $50,000 in connection with this action.

The Fund was a defendant in an action brought by Michael S. Falk, a former director of the Fund, in the Supreme Court of New York on June 19, 1996. The complaint alleged that Kamal Mustafa, the former president and a former director of the Fund, and president of Bluestone Capital Partners L.P., an investment banking firm controlled by Mr. Mustafa, caused the Fund to defame Mr. Falk. In connection with the settlement agreement discussed above, Mr. Falk has agreed to dismiss all claims associated with this action.

The Fund is a creditor of PSSS, Inc. f/k/a Oh-La-La! Inc. ("PSSS"), which is the subject of proceedings under chapter 11 of the United States Bankruptcy Code pending in San Francisco, California (the "Bankruptcy Case"). In connection with the Bankruptcy Case, Oh-La-La! International, S.A. ("International"), one of PSSS's largest shareholders, has filed a precautionary proof of claim (the "Precautionary Proof of Claim"), on behalf of International and other similarly situated shareholders of PSSS, against, among others, the Fund, certain other creditors of PSSS, and parties involved in the intended underwriting for, and conduct of, an initial public offering which PSSS had anticipated would have occurred in or about 1994. The Precautionary Proof of Claim alleges a claim for damages as a result of, among other things, (a) the failure to effectuate the intended initial public offering, and (b) the Bankruptcy Court-approved sale of PSSS's assets, which was allegedly prejudicial to PSSS's shareholders. PSSS and International have taken no other action regarding this claim. The Fund has denied liability for the claims set forth in the Precautionary Proof of Claim. Resolution efforts are ongoing.

Regency Holdings (Cayman) Inc. ("Holdings") and Regency Maritime Corp. ("Maritime"), Plaintiffs v. The MicroCap Fund, Inc. f/k/a
Commonwealth Associates Growth Fund, Inc., et al. Regency Holdings (Cayman)

THE MICROCAP FUND, INC.
NOTES TO FINANCIAL STATEMENTS

Inc. and Regency Maritime Corp. (collectively "Regency") along with other related entities are debtors in a bankruptcy case pending in the United States Bankruptcy Court for the Southern District of New York, 95 B 45197 (TLB). In that bankruptcy case, Regency initiated an adversary proceeding against the Fund and certain other persons and entities to recover monies that it paid them on the ground that such payments constituted voidable preferences under the Bankruptcy Code. Regency maintains that a payment Regency made to the Fund between 90 days and one year prior to the filing of Regency's bankruptcy petition in the amount of $1,940,000 to satisfy a bridge loan the Fund made to Regency, is a voidable preference because Kamal Mustafa, the former president of the Fund, was a director of Regency (and therefore an insider) for a portion of the time that such amounts were due and owing. Regency also maintains that such relationship had an impact on Regency's decision to pay these amounts. Additionally, Regency maintains that a payment of $145,728 made by Regency to the Fund to redeem certain warrants issued with respect to the loan transaction was made within 90 days of the filing of the bankruptcy petition and is therefore a voidable preference without regard to whether Mustafa was an insider. In an amended complaint, Regency also asserted that the payments to the Fund constitute a fraudulent transfer, as the payments were in fact made by Maritime and not Holdings. Regency asserts that Maritime had no obligation to make such payments and received no value for them. The Fund has served an answer denying the allegations of the amended complaint and is vigorously contesting Regency's claims. Pursuant to an order filed with the Bankruptcy Court, the Fund has set aside approximately $2.4 million in an interest-bearing cash account pending resolution by the Bankruptcy Court of the adversary proceeding. At the present time, discovery is underway to determine the validity of the allegations asserted by Regency.

6.     Distributions
On August 30, 1996, the Fund made an initial liquidating cash distribution totaling $8,495,486 to shareholders of record on August 15, 1996. Common shareholders received $3.50 per share and preferred shareholders received $4.375 per share. The amount paid to common shareholders was comprised of $0.274 of long-term capital gain and $3.226 of return of capital. The amount paid to preferred shareholders was comprised of $0.343 of long-term capital gain and $4.032 of return of capital.

On November 7, 1994, the Fund's Board of Directors declared a cash distribution to shareholders totaling $440,800, or $0.20 per share of common stock. The distribution was paid on December 12, 1994 to shareholders of record on November 30, 1994.

7.     Other Information
On July 15, 1996, the Fund entered into a settlement agreement with a group of shareholders of the Fund's common stock that had solicited proxies in opposition to the Fund's Plan of Liquidation (the "13D Group"). Under the settlement agreement, the Fund and the 13D Group agreed that, (i) certain members of the 13D Group and affiliated persons would cease to have business dealings with or receive compensation from the Fund, (ii) a 13D Group member would have the right to receive notice of and attend all meetings of the Board of Directors and any committee meeting thereof, and (iii) subject to the approval of the Securities and Exchange Commission (the "SEC"), the Fund would reimburse the 13D Group for its reasonable out of pocket expenses up to $120,000 in connection with the 13D Group's efforts. An application relating to such reimbursement by the Fund to the 13D Group was filed with the SEC on September 27, 1996.

Effective on August 1, 1996, the Fund entered into indemnification agreements with Mr. Raymond Troubh and certain of the Fund's former directors and officers. Pursuant to such agreements, the Fund established an escrow account that contains approximately $250,000 in cash or cash equivalents to provide for potential legal fees and settlement payments relating to certain actions that may arise against such individuals relating to activity involving the Fund.

THE MICROCAP FUND, INC.
NOTES TO FINANCIAL STATEMENTS

8.     Capital Stock Transactions

                                      Number of                 Additional      Number of                  Number of
                                       Common                     Paid-in       Preferred                  Treasury
                                       Shares       Amount        Capital        Shares        Amount       Shares      Amount

Balance at February 28, 1994 and
   February 28, 1995                  2,204,000    $  22,040   $  19,541,193

Issuance of preferred stock
   dividend                                                           (4,408)      440,800    $ 4,408

Conversion of preferred stock
   into common stock                    184,253        1,843             (88)     (175,483)    (1,755)

Purchase of treasury shares                                                                                290,227$  1,226,993

Reclassification of distribution in
   excess of net investment income                                   (95,219)

Balance at February 28, 1996          2,388,253    $  23,883   $  19,441,478       265,317    $ 2,653      290,227$  1,226,993

Conversion of preferred stock
   into common stock                     90,059          900            (161)      (73,960)      (739)

Return of capital distribution                                    (7,829,952)

Balance at February 24, 1997          2,478,312    $  24,783   $  11,611,365       191,357    $ 1,914      290,227$  1,226,993
                                     =========================================================================================

In accordance with the Plan of Liquidation, each of the 2,188,085 common shares and 191,357 preferred shares of the Fund, outstanding on February 24, 1997, became convertible into 2,427,281 units of beneficial interest of the MicroCap Liquidating Trust.

9.     Classification of Portfolio Investments
As of February 24, 1997 (Date of Termination), the Fund's investments in portfolio companies were categorized as follows:

                                                                                                                 % of
Type of Investments                                        Cost                   Fair Value                  Net Assets*
-------------------                                  ----------------           ---------------               -----------
Preferred Stock                                      $        594,174           $       297,087                  3.04%
Common Stock                                                   47,250                 1,667,843                 17.04%
Debt Securities                                             1,583,326                   731,663                  7.48%
                                                     ----------------           ---------------             ----------
Total                                                $      2,224,750           $     2,696,593                 27.56%
                                                     ================           ===============                 ======

Country/Geographic Region
Eastern United States                                $      1,937,500           $     2,544,688                 26.01%
Western United States                                         240,000                    60,000                   .61%
Canada                                                         47,250                    91,905                   .94%
                                                     ----------------           ---------------             ----------
Total                                                $      2,224,750           $     2,696,593                 27.56%
                                                     ================           ===============                 ======

Industry
Biotechnology                                        $              0           $     1,575,938                 16.11%
Consumer Products                                           1,937,500                   968,750                  9.90%
Environmental Services                                         47,250                    91,905                   .94%
Food Services                                                 240,000                    60,000                   .61%
                                                     ----------------           ---------------             ----------
Total                                                $      2,224,750           $     2,696,593                 27.56%
                                                     ================           ===============                 ======

* Percentage of net assets is based on fair value.

10.    Subsequent Event
In May 1997, the Trust declared an interim liquidating distribution of $1.00 per Unit, to be paid on July 15, 1997 to unit holders of record on June 30, 1997.

Item 9.       Disagreements on Accounting and Financial Disclosure.

None.
                                    PART III

Item 10.      Directors and Executive Officers.

The following table sets forth certain information with respect to the Fund's sole executive officer and director, who will serve as the initial Trustee of the Trust.

                                              Year First
                                               Elected a
                                               Director                          Position with
Name                              Age         or Officer                           the Fund
Raymond S. Troubh                 70             1996                 President, Chief Executive Officer,
                                                                       Treasurer, Secretary and Director

Raymond S. Troubh has served as President, Chief Executive Officer, Treasurer, Secretary and Director of the Fund since July 1996. Mr. Troubh is a financial consultant, a former governor of the American Stock Exchange and a former general partner of Lazard Freres & Co., an investment banking firm. Mr. Troubh is a director of ADT Limited, a security systems company; America West Airlines, Inc., an airline; ARIAD Pharmaceuticals, Inc., a pharmaceutical company; Becton, Dickinson and Company, a healthcare products manufacturer; Diamond Offshore Drilling, Inc., an offshore drilling company; Foundation Health Corporation, a healthcare company; General American Investors Company, an investment advisory company; Olsten Corporation, a temporary personnel and healthcare services company; Petrie Stores Liquidating Trust, a liquidating trust holding the assets of a former women's apparel retailer; Time Warner Inc., a media and entertainment company; WHX Corporation, a holding company; and Triarc Companies, Inc., a diversified holding company.

Item 11.      Executive Compensation.

During the period from March 1, 1996 to February 24, 1997 ("fiscal 1997"), Kamal Mustafa, the former president and chief executive officer of the Fund, received compensation of $33,930 and Joseph Luchese, the former Treasurer of the Fund, received $102,000. No other individual officer or employee of the Fund received compensation in excess of $100,000 during fiscal 1997.

On July 24, 1996, following approval by the Board of Directors of the Fund, Mr. Troubh entered into a consulting agreement with the Fund pursuant to which he is compensated for his management services to the Fund and to the Trust in the amount of $8,500 per month, plus 1% of the amount of each distribution (other than the initial distribution paid on August 30, 1996), plus, at the time any proceeds of sale or other revenues are received by the Fund in excess of the Fund's investment in a particular asset, Mr. Troubh will receive 5% of such excess for amounts received in 1996 or 1997, 4% of such excess for amounts received in 1998, 2% of such excess for amounts received in 1999, and 0% of such excess for amounts received thereafter; provided, however, that in no event shall the total compensation paid to Mr. Troubh be less than $250,000. For fiscal 1997, the Fund paid consulting fees to Mr. Troubh totaling $127,319.

Pursuant to the Trust Agreement, Trustees are to receive (i) $500 per month or portion thereof during which such person serves as Trustee plus $200 per hour for time spent on trust matters or (ii) such greater compensation as shall be determined by the Board of Directors of the Fund at their final meeting or as may subsequently be approved by Beneficiaries holding a aggregate number of Units representing greater than 50% of the total number of Units outstanding.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

Security Ownership

The following table sets forth information as of May 9, 1997 with respect to the beneficial ownership of Units of Beneficial Interest, based on their ownership of shares of the Fund's common and preferred stock as of the Fund's Date of Termination, by (i) each person known by the Trust to be the owner of more than 5% of the outstanding Units of Beneficial Interest, (ii) the Chief Executive Officer and sole trustee of the Trust and (iii) all officers and directors of the Trust as a group.

                                                      Amount and Nature
                                                        Of Beneficial                               Percentage of
Beneficial Owner (1)                                      Ownership                               Outstanding Units
--------------------                               -----------------------                    ---------------------
Raymond S. Troubh                                                     0                                   *
All officers and directors as a group
     (one person)                                                     0                                   *
Cramer Rosenthal McGlynn (2)                                    146,000                                 6.9%
Robert L. Priddy (3)                                            150,100                                 7.0%

*    Less than 1%

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days have been exercised.

(2)  Based on  information  contained in Amendment No. 4 to Statement on
     Schedule 13D filed with the Securities and Exchange Commission on December 19, 1996.

(3) Based on information contained in Amendment No. 4 to Statement on Schedule 13D filed with the Securities and Exchange Commission on December 19, 1996. Includes 17,500 shares of Common Stock issuable upon conversion of shares of Preferred Stock.

Item 13.      Certain Relationships and Related Transactions.

Not applicable.

                                     PART IV


Item 14.      Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a)  1.  Financial Statements

         Independent Auditors' Report

         Statements of Assets and Liabilities as of February 24, 1997 (Date of
          Termination) and February 29, 1996

         Schedules of Portfolio Investments as of February 24, 1997 (Date of
          Termination) and February 29, 1996

         Statements of Operations for the period from March 1, 1996 to February 24, 1997 (Date of Termination) and for the years ended
         February 29, 1996 and February 28, 1995

         Statements of Changes in Net Assets for the period from March 1, 1996 to February 24, 1997 (Date of Termination) and for the years ended February 29, 1996 and February 28, 1995

         Statements of Cash Flows for the period from March 1, 1996 to February 24, 1997 (Date of Termination) and for the years ended
         February 29, 1996 and February 28, 1995

         Notes to Financial Statements

     2.  Exhibits.

         (2)  Agreement and Declaration of Trust, dated as of January 28, 1997, between the Fund and Raymond S. Troubh as Trustee

         (3)  (i)   Certificate of Incorporation of the Fund (1)

              (ii)  (a)   Bylaws of the Fund (1)

                    (b)   Amendments to Bylaws of the Fund (2)

         (10) (a)   Administrative Agreement (1)

              (b)   Profit Sharing Plan (1)

         (27) Financial Data Schedule

(b)      No reports on Form 8-K have been filed during the last quarter of the
           period for which this report        is filed.
-----------------------

(1) Incorporated by reference to the Fund's Form N-2, as amended, filed on January 29, 1993.
(2) Incorporated by reference to the Fund's Form 10-K for the fiscal year ended February 29, 1996, filed on June 13, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              MICROCAP LIQUIDATING TRUST


                    /s/           Raymond S. Troubh
              Raymond S. Troubh
          Trustee, President, Chief Executive Officer, Treasurer, and Secretary
           (Principal Executive and Principal Financial and Accounting Officer)


Date:         May 15, 1997