Form 10-Q
period 1997-03-31
MICROCAP LIQUIDATING TRUST
filed 1997-05-15
CIK 1035916

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

For the Quarterly Period Ended March 31, 1997

Or

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

For the transition period from                        to
                             Commission file number 0-29120

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of May 9, 1997 there were 2,427,281 units of beneficial interest outstanding.

                           MICROCAP LIQUIDATING TRUST
                     (SUCCESSOR TO THE MICROCAP FUND, INC.)
                                      INDEX


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Statements of Net Assets in Liquidation as of March 31, 1997 (Unaudited) and February 24, 1997

Schedule of Portfolio Investments as of March 31, 1997 (Unaudited)

Statements  of  Operations  for the Period from  February  25, 1997 to March 31,
 1997 and for the Three Months ended May 31, 1996
(Unaudited)

Statements  of Changes in Net Assets for the Period from  February  25, 1997 to
 March 31, 1997 and for the Three Months ended May
31, 1996 (Unaudited)

Statements of Cash Flows for the Period from February 25, 1997 to March 31, 1997 and for the Three Months ended May 31, 1996
(Unaudited)

Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings.

Item 2.       Changes in Securities.

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF NET ASSETS IN LIQUIDATION
As of March 31, 1997 and February 24, 1997

                                                                                      March 31, 1997     February 24, 1997
                                                                                       (Unaudited)            (Predecessor)
ASSETS

Portfolio investments at fair value (cost $2,224,750 at
   March 31, 1997 and February 24, 1997)                                           $      2,344,286          $       2,696,593
Cash and cash equivalents - unrestricted                                                  4,798,985                  4,781,028
Cash and cash equivalents - restricted                                                    2,790,218                  2,790,218
Accrued interest receivable                                                                  38,056                     25,959
Receivable from settlement agreement                                                        600,000                    650,000
Other assets                                                                                 44,461                     24,846
                                                                                   ----------------          -----------------
   Total assets                                                                          10,616,006                 10,968,644
                                                                                   ----------------          -----------------

LIABILITIES

Accounts payable - legal                                                                  1,168,771                  1,076,982
Accounts payable - other                                                                    136,075                    108,351
                                                                                   ----------------          -----------------
   Total liabilities                                                                      1,304,846                  1,185,333
                                                                                   ----------------          -----------------

NET ASSETS IN LIQUIDATION                                                          $      9,311,160          $       9,783,311
                                                                                   ================          =================


See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
As of March 31, 1997

                                                                                                                         % of
Issuer / Position                                                                   Cost              Fair Value       Net Assets(1)

Publicly-Held Securities:
Bennett Environmental Inc.
112,500 shares of Common Stock                                                   $     47,250       $       85,536     .92%
                                                                                -------------       -------------- --------

Unigene Laboratories, Inc.
Warrant to purchase 615,000 shares of Common Stock
   at $1.375, expiring 7/7/00                                                               0            1,230,000      13.21%
                                                                                -------------       --------------      ------

YES! Entertainment Corporation
Warrant to purchase 11,437 shares of Common Stock
   at $15.30 per share, expiring 7/16/98                                                    0                    0           0%
                                                                                -------------       --------------     --------

Privately-Held Securities:
First Colony Acquisition Corp.
106,562 shares of Preferred Stock                                                     594,174              297,087
6% Convertible Promissory Note due 11/1/97(2)                                       1,343,326              671,663
Warrant to purchase 7,560 shares of Common Stock
   at $5.00, expiring 1/24/00                                                               0                    0
                                                                                -------------       --------------
                                                                                    1,937,500              968,750      10.40%
                                                                                -------------       --------------      ------
Oh-La-La! Inc.
9% Convertible Senior Note(2)                                                         140,000               34,800
9% Convertible Senior Note(2)                                                         100,000               25,200
                                                                                -------------       --------------
                                                                                      240,000               60,000     .65%
                                                                                -------------       -------------- --------

Total Portfolio Investments                                                     $   2,224,750       $    2,344,286      25.18%
                                                                                =============       ==============      ======



(1)  Represents fair value as a percentage of net assets.

(2)  Non-income producing securities.


     See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                                                Three Months
                                                                                          Period From               Ended
                                                                                       February 25, 1997      May 31, 1996
                                                                                       to March 31, 1997      (Predecessor)

INVESTMENT INCOME AND EXPENSES

Income:
   Interest from short-term investments                                                $       36,303         $        128,473
   Interest and dividends from portfolio investments                                                -                   56,498
   Other interest income                                                                        2,844                        -
                                                                                       --------------         ----------------
   Total investment income                                                                     39,147                  184,971
                                                                                       --------------         ----------------

Expenses:
   Legal fees                                                                                 121,063                  580,544
   Accounting fees                                                                             14,000                   24,178
   Trustee fees                                                                                 8,500                        -
   General and administrative expenses                                                         14,362                   52,964
   Transfer agent and custodian fees                                                            1,066                    3,457
   Mailing and printing                                                                             -                   24,844
   Salary expense                                                                                   -                   85,903
   Consulting fees                                                                                  -                  125,040
   Amortization of deferred organizational costs                                                    -                    9,843
   Directors' fees and expenses                                                                     -                   20,678
   Insurance expense                                                                                -                   11,366
   Other operating expenses                                                                         -                   37,825
                                                                                       --------------         ----------------
   Total expenses                                                                             158,991                  976,642
                                                                                       --------------         ----------------

NET INVESTMENT LOSS                                                                          (119,844)                (791,671)
                                                                                       --------------         ----------------

NET REALIZED AND UNREALIZED GAIN (LOSS) FROM PORTFOLIO
   INVESTMENTS

     Net realized gain from portfolio investments                                                   -                  295,242
     Change in net unrealized appreciation of investments                                    (352,307)               2,280,534
                                                                                       --------------         ----------------
     Net realized and unrealized gain (loss) from portfolio investments                      (352,307)               2,575,776
                                                                                       --------------         ----------------

NET (DECREASE) INCREASE IN NET ASSETS
   IN LIQUIDATION                                                                      $     (472,151)        $      1,784,105
                                                                                       ==============         ================


See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)


                                                                                                                Three Months
                                                                                         Period From                Ended
                                                                                      February 25, 1997      May 31, 1996
                                                                                      to March 31,1997       (Predecessor)

Net investment loss                                                                  $       (119,844)        $(791,671)
Net realized gain from portfolio investments                                                        -                    295,242
Change in net unrealized appreciation of portfolio
   investments                                                                               (352,307)                 2,280,534
                                                                                     ----------------         ------------------

(Decrease) increase in net assets in liquidation                                             (472,151)                 1,784,105

Net assets in liquidation at beginning of period                                            9,783,311                 17,235,158
                                                                                     ----------------         ------------------

N  ET ASSETS IN LIQUIDATION AT END OF PERIOD                                         $      9,311,160         $       19,019,263
                                                                                     ================         ==================


Net asset per unit                                                                          $    3.84                 $     7.84
                                                                                            =========                 ==========

Number of units of beneficial interest
   or common equivalent shares                                                              2,427,281                  2,427,281
                                                                                            =========                  =========



See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                                Three Months
                                                                                         Period From                Ended
                                                                                      February 25, 1997      May 31, 1996
                                                                                    to March 31, 1997        (Predecessor)

CASH FLOWS PROVIDED FROM (USED FOR)
   OPERATING ACTIVITIES

Net investment loss                                                                   $        (119,844)     $         (791,671)
Adjustments to reconcile net investment loss to cash
   provided from (used for) operating activities:
Amortization of deferred organizational costs                                                         -                   9,843
Depreciation expense                                                                                498                   1,148
Increase in payables and other liabilities                                                      119,513                 468,703
Decrease in receivables and other assets                                                         17,790                 219,482
                                                                                      -----------------      ------------------
Cash flows provided from (used for) operating activities                                         17,957                 (92,495)
                                                                                      -----------------      ------------------

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

Cost of portfolio investments purchased                                                               -                 (44,040)
Repayment of note                                                                                     -               1,310,000
                                                                                      -----------------      ------------------
Cash flows provided from investing activities                                                         -               1,265,960
                                                                                      -----------------      ------------------


Increase in cash and cash equivalents                                                            17,957               1,173,465
Cash and cash equivalents at beginning of period                                              7,571,246               9,878,280
                                                                                      -----------------      ------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $       7,589,203      $       11,051,745
                                                                                      =================      ==================


See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.     Organization and Purpose

The MicroCap Liquidating Trust ("the Trust"), is the successor to the MicroCap Fund, Inc., formerly Commonwealth Associates Growth Fund, Inc. (the "Fund"). The Fund, which was a Maryland corporation formed on January 26, 1993, was a non-diversified, closed-end management investment company and operated as a business development company under the Investment Company Act of 1940. The Fund's investment objective was to achieve long-term capital appreciation of assets, rather than current income, by investing in debt and equity securities of emerging and established companies that management believed offered significant growth potential.

Pursuant to its Plan of Liquidation, which was approved at a special meeting of shareholders on July 23, 1996, the Fund transferred all of its remaining assets and its remaining fixed and contingent liabilities to the Trust, effective as of the close of business on February 24, 1997.

Also effective as of the close of business on February 24, 1997, the 2,188,085 common shares and 191,357 preferred shares of the Fund outstanding on such date were automatically deemed to represent 2,427,281 units of beneficial interest in the Trust ("Unit"). As a result, each shareholder of the Fund on February 24, 1997, became the holder of one Unit for each share of the Fund's common stock held on such date and 1.25 Units for each share of the Fund's preferred stock held on such date.

 2.   Significant Accounting Policies

Valuation of Investments - Portfolio investments are carried at fair value as determined quarterly by the Trustee. The fair value of the Trust's publicly-held portfolio securities is adjusted to the closing public market price on the last day of the fiscal quarter discounted by a factor of 0% to 20% for sales restrictions. Factors considered in the determination of an appropriate discount include: underwriter lock-up, affiliate status by owning greater than 10% of the outstanding shares of a portfolio security, and other liquidity factors such as the size of the Trust's position in a given portfolio company compared to the trading history of the public security. Privately-held portfolio securities are carried at cost until significant developments affecting the portfolio company provide a basis for change in valuation, including adjustments to reflect meaningful third-party transactions in the private market.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Investment Transactions - Realized gains and losses on investments sold are computed on a specific identification basis. The Trust records its transactions on the accrual method.

Income Taxes - The Trust is a complete pass-through entity for federal income tax purposes and, accordingly, is not subject to income tax. Instead, each beneficiary of the Trust is required to take into account, in accordance with such beneficiary's method of accounting, such beneficiary's pro rata share of the Trust's income, gain, loss, deduction or expense, regardless of the amount or timing of distributions to beneficiaries.

===============================================================================
MICROCAP LIQUIDATING TRUST
===============================================================================
(Successor to The MicroCap Fund, Inc.)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - continued



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

Cash and Cash Equivalents - The Trust invests its available cash in U.S. Treasury Bills or overnight repurchase agreements collateralized by securities issued by the U.S. Government or its agencies. Investments in U.S. Treasury Bills and overnight repurchase agreements are considered to be cash equivalents for the statement of cash flows.

The cash and cash equivalents of the Trust include restricted cash of approximately $2.8 million, comprised of $2.4 million relating to the Regency Holdings (Cayman) Inc. litigation, $250,000 relating to certain indemnification agreements with Mr. Raymond S. Troubh, the Trustee of the Trust, and certain of the Fund's former directors and officers and $120,000 relating to the potential reimbursement of out-of-pocket expenses of a shareholder group that had solicited proxies in opposition to the Fund's Plan of Liquidation. See Notes 4 and 5 below.

3.     Related Party Transactions
In July 1996, the Fund entered into an agreement with Raymond S. Troubh, whereby Mr. Troubh provided management services to the Fund in connection with its Plan of Liquidation and will continue to provide such services to the Trust during its liquidation. For services rendered under the agreement, Mr. Troubh receives $8,500 per month, plus 1% of the amount of each distribution (other than the initial distribution paid by the Fund on August 30, 1996), plus, at the time any proceeds of sale or other revenues are received by the Fund or the Trust in excess of the investment in the particular asset, Mr. Troubh will receive 5% of such excess for amounts received in 1996 or 1997, 4% of such excess for amounts received in 1998, 2% in 1999 and 0% thereafter; provided, however, that in no event shall the total compensation paid to Mr. Troubh be less than $250,000. For the period from February 25, 1997 to March 31, 1997, the Trust paid fees to the Trustee totaling $8,500.

4.     Litigation
On April 19, 1996, the Fund filed a complaint against Commonwealth Associates, a registered broker-dealer and the underwriter of the Fund's initial public offering, Michael S. Falk, the chief executive officer of Commonwealth Associates, a minority shareholder and director of the Fund, and Stephen J. Warner, a former executive officer of Commonwealth Associates and the former president of the Fund. The civil action, which was filed in federal court in the Southern District of New York, alleged fraud, breach of fiduciary duties and violations of the Investment Company Act of 1940. On December 24, 1996, the Fund and the defendants agreed to a settlement of the complaint, whereby Commonwealth Associates will make settlement payments to the Fund and the Trust totaling $1,150,000. In connection therewith, the Fund received $500,000 in December 1996. The remaining balance of the settlement payments is being paid in installments through December 15, 1997 and will earn interest at an annual rate of 4.50%. Commonwealth Associates has delivered securities to the Trust as collateral for the remaining payments. Such securities, which are held in escrow by the Trust, had a fair value that exceeded the $600,000 balance due from the settlement agreement as of March 31, 1997. Through May 1, 1997, the Trust had received additional payments totaling $100,000. Additionally, as part of the settlement, the Fund and the defendants agreed to pursue claims against former counsel to the Fund. The Trust would be entitled to receive 50% of any recovery from such claims,

===============================================================================
MICROCAP LIQUIDATING TRUST
==============================================================================
(Successor to The MicroCap Fund, Inc.)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - continued

after the reimbursement to Commonwealth Associates of all costs and expenses associated with pursuing the claims.

The Fund is a creditor of PSSS, Inc. f/k/a Oh-La-La! Inc. ("PSSS"), which is the subject of proceedings under chapter 11 of the United States Bankruptcy Code pending in San Francisco, California (the "Bankruptcy Case"). In connection with the Bankruptcy Case, Oh-La-La! International, S.A. ("International"), one of PSSS's largest shareholders, has filed a precautionary proof of claim (the "Precautionary Proof of Claim"), on behalf of International and other similarly situated shareholders of PSSS, against, among others, the Trust, certain other creditors of PSSS, and parties involved in the intended underwriting for, and conduct of, an initial public offering which PSSS had anticipated would have occurred in or about 1994. The Precautionary Proof of Claim alleges a claim for damages as a result of, among other things, (a) the failure to effectuate the intended initial public offering, and (b) the Bankruptcy Court-approved sale of PSSS's assets, which was allegedly prejudicial to PSSS's shareholders. PSSS and International have taken no other action regarding this claim. The Fund denied liability for the claims set forth in the Precautionary Proof of Claim. Resolution efforts are ongoing.

Regency Holdings (Cayman) Inc. ("Holdings") and Regency Maritime Corp. ("Maritime"), Plaintiffs v. The MicroCap Fund, Inc. f/k/a Commonwealth Associates Growth Trust, Inc., et al. Regency Holdings (Cayman) Inc. and Regency Maritime Corp. (collectively "Regency") along with other related entities are debtors in a bankruptcy case pending in the United States Bankruptcy Court for the Southern District of New York, 95 B 45197 (TLB). In that bankruptcy case, Regency initiated an adversary proceeding against the Fund and certain other persons and entities to recover monies that it paid them on the ground that such payments constituted voidable preferences under the Bankruptcy Code. Regency maintains that a payment Regency made to the Fund between 90 days and one year prior to the filing of Regency's bankruptcy petition in the amount of $1,940,000 to satisfy a bridge loan the Fund made to Regency, is a voidable preference because Kamal Mustafa, the former president of the Fund, was a director of Regency (and therefore an insider) for a portion of the time that such amounts were due and owing. Regency also maintains that such relationship had an impact on Regency's decision to pay these amounts. Additionally, Regency maintains that a payment of $145,728 made by Regency to the Fund to redeem certain warrants issued with respect to the loan transaction was made within 90 days of the filing of the bankruptcy petition and is therefore a voidable preference without regard to whether Mustafa was an insider. In an amended complaint, Regency also asserted that the payments to the Fund constitute a fraudulent transfer, as the payments were in fact made by Maritime and not Holdings. Regency asserts that Maritime had no obligation to make such payments and received no value for them. The Fund has served an answer denying the allegations of the amended complaint and is vigorously contesting Regency's claims. Pursuant to an order filed with the Bankruptcy Court, the Trust has set aside approximately $2.4 million in an interest-bearing cash account pending resolution by the Bankruptcy Court of the adversary proceeding. At the present time, discovery is underway to determine the validity of the allegations asserted by Regency.

5.     Other Information
On July 15, 1996, the Fund entered into a settlement agreement with a group of shareholders of the Fund's common stock that had solicited proxies in opposition to the Fund's Plan of Liquidation (the "13D Group"). Under the settlement agreement, the Fund and the 13D Group agreed that, (i) certain members of the 13D Group and affiliated persons would cease to have business dealings with or receive compensation from the Fund, (ii) a 13D Group member would have the right to receive notice of and attend all meetings of the Board of Directors and any committee meeting thereof, and (iii) subject to the approval of the Securities and Exchange Commission (the "SEC"), the Trust would reimburse the 13D Group for its reasonable out of

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - continued


pocket expenses up to $120,000 in connection with the 13D Group's efforts. An application relating to such reimbursement by the Trust to the 13D Group was filed with the SEC on September 27, 1996.

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

6.     Subsequent Event
In May 1997, the Trust declared an interim liquidating distribution of $1.00 per Unit, to be paid on July 15, 1997 to unit holders of record on June 30, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Pursuant to its Plan of Liquidation, the Fund terminated its operations on February 24, 1997, at which time the Fund transferred all of its remaining assets and liabilities to the Trust, including $7,571,246 of cash and cash equivalents.

On March 31, 1997, the Trust had cash and cash equivalents totaling $7,589,203, of which $2,790,218 is restricted due to certain contingencies, as discussed below. The Trust's cash balances are invested in U.S. Treasury Bills or overnight repurchase agreements collateralized by securities issued by the U.S. Government or its agencies. Interest earned from such investments for the period from February 25, 1997 to March 31, 1997, totaled $36,303. Interest earned from such cash balances in future periods is subject to fluctuations in short-term interest rates and changes in the Trust's cash balances.

The restricted cash and cash equivalents balance of approximately $2.8 million, is comprised of $2.4 million relating to the Regency Holdings (Cayman) Inc. litigation, $250,000 relating to certain indemnification agreements with Mr. Raymond S. Troubh, the Trustee of the Trust, and certain of the Fund's former directors and officers and $120,000 relating to the potential reimbursement of out-of-pocket expenses of a shareholder group that had solicited proxies in opposition to the Fund's Plan of Liquidation. See Notes 4 and 5 of the Notes to Financial Statements.

Additionally, on March 31, 1997, the Trust had accounts payable and accrued liabilities totaling $1,304,846, of which $1,168,771 related to legal fees and litigation expenses. The Fund has submitted claims against its directors and officers liability insurance policy, for the possible recovery of approximately $250,000 of certain legal fees relating to former officers and directors of the Trust. The recovery of these amounts or any portion thereof remains uncertain.

In May 1997, the Trust declared an interim liquidating distribution of $1.00 per Unit, to be paid on July 15, 1997 to unit holders of record on June 30, 1997. Additional cash distributions will be made to beneficiaries of the Trust as the remaining assets are liquidated and after the payment of and reserve for all current and contingent liabilities.

Results of Operations

The Trust is pursuing the orderly liquidation of its assets and subsequent distribution to unit holders of the proceeds from such liquidation, including the Trust's remaining cash balances, after payment of all current, future and contingent liabilities. Prior to the creation of the Trust, the Fund had begun to pursue this objective upon the approval of its Plan of Liquidation in July 1996.

Realized and Unrealized Gains and Losses from Portfolio Investments
For the period from February 25, 1997 to March 31, 1997 (the "1997 period"), the Trust had a $352,307 unrealized loss from its remaining portfolio investments resulting from the net downward revaluation of its publicly-held portfolio investments, primarily due to the decreased public market price of Unigene Laboratories, Inc. common stock at the end of the period. There were no realized gains or losses from portfolio investments during the 1997 period.

For the three months ended May 31, 1996, the Fund had a $2,575,776 net realized and unrealized gain from portfolio investments, comprised of a $295,242 net realized gain from portfolio investments and a $2,280,534 increase in net unrealized appreciation of investments.

During the three months ended May 31, 1996, the Fund sold warrants to purchase 190,000 shares of Accumed International, Inc. common stock for $313,329, realizing a gain of $297,440. Additionally during the quarter, the Fund sold 12,500 shares of Accumed common stock for $49,213, realizing a loss of $2,198.

The $2,280,534 increase in net unrealized appreciation of investments for the quarter included a $2,438,446 net unrealized gain, primarily due to the increased public market price of Unigene Laboratories, Inc. and Shells Seafood Restaurants, Inc. common stock at the end of the quarter. This additional unrealized gain was offset by a $157,912 transfer from unrealized to realized gain due to the Accumed warrants sold during the quarter, as discussed above.

Investment Income and Expenses
The significant decrease in net investment loss for the 1997 period as compared to the 1996 period primarily reflects the termination of the ongoing operations of the Fund, the adoption of its Plan of Liquidation and transfer of its remaining assets to the Trust, as discussed above. For the 1997 period and for the three months ended May 31, 1996, the Trust had a net investment loss of $119,884 and $791,671, respectively.

Investment income for the 1997 period, a period of slightly over one month, was $39,147. Investment income for the fiscal quarter ended May 31, 1996 was $184,971. The Trust had no interest or dividend income for the 1997 period, due to the reduction in interest earning portfolio securities held during the 1997 period. Such securities will continue to decline as the Trust proceeds with the liquidation of its remaining assets.

The operating expenses of the Trust during the 1997 period consists of legal and accounting fees, consulting fees, Trustee fees, custodial fees and general and administrative expenses. During the 1997 period, such expenses were incurred in connection with ongoing litigation and the continued liquidation of the Trust's remaining assets. Expenses incurred during the quarter ended May 31, 1996 included certain ongoing expenses of the Fund, which will not be incurred by the Trust, including salary expense, amortization expense, directors fees, insurance and other expenses.

Net Assets in Liquidation
At March 31, 1997, net assets in liquidation totaled $9,311,160, a decrease of $472,151 from the net assets of the Fund of $9,783,331 at February 24, 1997. This decrease was comprised of the $352,307 net unrealized loss from portfolio investments and the $119,844 net investment loss for the 1997 period. At March 31, 1997, the net asset value per Unit was $3.84, compared to $4.03 per common equivalent share at February 24, 1997.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

On April 19, 1996, the Fund filed a complaint against Commonwealth Associates, a registered broker-dealer and the underwriter of the Fund's initial public offering, Michael S. Falk, the chief executive officer of Commonwealth Associates, a minority shareholder and director of the Fund, and Stephen J. Warner, a former executive officer of Commonwealth Associates and the former president of the Fund. The civil action, which was filed in federal court in the Southern District of New York, alleged fraud, breach of fiduciary duties and violations of the Investment Company Act of 1940. On December 24, 1996, the Fund and the defendants agreed to a settlement of the complaint, whereby Commonwealth Associates will make settlement payments to the Fund and the Trust totaling $1,150,000. In connection therewith, the Fund received $500,000 in December 1996. The remaining balance of the settlement payments is being paid in installments through December 15, 1997 and will earn interest at an annual rate of 4.50%. Commonwealth Associates has delivered securities to the Trust as collateral for the remaining payments. Such securities, which are held in escrow by the Trust, had a fair value that exceeded the $600,000 balance due from the settlement agreement as of March 31, 1997. Through May 1, 1997, the Trust had received additional payments totaling $100,000. Additionally, as part of the settlement, the Fund and the defendants agreed to pursue claims against former counsel to the Fund. The Trust would be entitled to receive 50% of any recovery from such claims, after the reimbursement to Commonwealth Associates of all costs and expenses associated with pursuing the claims.

The Fund is a creditor of PSSS, Inc. f/k/a Oh-La-La! Inc. ("PSSS"), which is the subject of proceedings under chapter 11 of the United States Bankruptcy Code pending in San Francisco, California (the "Bankruptcy Case"). In connection with the Bankruptcy Case, Oh-La-La! International, S.A. ("International"), one of PSSS's largest shareholders, has filed a precautionary proof of claim (the "Precautionary Proof of Claim"), on behalf of International and other similarly situated shareholders of PSSS, against, among others, the Trust, certain other creditors of PSSS, and parties involved in the intended underwriting for, and conduct of, an initial public offering which PSSS had anticipated would have occurred in or about 1994. The Precautionary Proof of Claim alleges a claim for damages as a result of, among other things, (a) the failure to effectuate the intended initial public offering, and (b) the Bankruptcy Court-approved sale of PSSS's assets, which was allegedly prejudicial to PSSS's shareholders. PSSS and International have taken no other action regarding this claim. The Fund denied liability for the claims set forth in the Precautionary Proof of Claim. Resolution efforts are ongoing.

Regency Holdings (Cayman) Inc. ("Holdings") and Regency Maritime Corp. ("Maritime"), Plaintiffs v. The MicroCap Fund, Inc. f/k/a Commonwealth Associates Growth Trust, Inc., et al. Regency Holdings (Cayman) Inc. and Regency Maritime Corp. (collectively "Regency") along with other related entities are debtors in a bankruptcy case pending in the United States Bankruptcy Court for the Southern District of New York, 95 B 45197 (TLB). In that bankruptcy case, Regency initiated an adversary proceeding against the Fund and certain other persons and entities to recover monies that it paid them on the ground that such payments constituted voidable preferences under the Bankruptcy Code. Regency maintains that a payment Regency made to the Fund between 90 days and one year prior to the filing of Regency's bankruptcy petition in the amount of $1,940,000 to satisfy a bridge loan the Fund made to Regency, is a voidable preference because Kamal Mustafa, the former president of the Fund, was a director of Regency (and therefore an insider) for a portion of the time that such amounts were due and owing. Regency also maintains that such relationship had an impact on Regency's decision to pay these amounts. Additionally, Regency maintains that a payment of $145,728 made by Regency to the Fund to redeem certain warrants issued with respect to the loan transaction was made within 90 days of the filing of the bankruptcy petition and is therefore a voidable preference without regard to whether Mustafa was an insider. In an amended complaint, Regency also asserted that the payments to the Fund constitute a fraudulent transfer, as the payments were in fact made by Maritime and not Holdings. Regency asserts that Maritime had no obligation to make such payments and received no value for them. The Fund has served an answer denying the allegations of the amended complaint and is vigorously contesting Regency's claims. Pursuant to an order filed with the Bankruptcy Court, the Trust has set aside approximately $2.4 million in an interest-bearing cash account pending resolution by the Bankruptcy Court of the adversary proceeding. At the present time, discovery is underway to determine the validity of the allegations asserted by Regency.

Item 2.       Changes in Securities.

Not applicable.

Item 3.       Defaults Upon Senior Securities.

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.

No matter was brought to a vote of security holders during the period covered by this report.

Item 5.       Other Information.

Not applicable.

Item 6.       Exhibits and Reports on Form 8-K.

              (a)  Exhibits

                    (27)   Financial Data Schedule

              (b)  Reports on Form 8-K

                   None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



              THE MICROCAP LIQUIDATING TRUST


              /s/    Raymond S. Troubh
              Raymond S. Troubh
              Trustee



Date:         May 15, 1997