Form 10-Q
period 1997-06-30
MICROCAP LIQUIDATING TRUST
filed 1997-08-14
CIK 1035916

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

For the Quarterly Period Ended June 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of August 1, 1997 there were 2,427,281 units of beneficial interest outstanding.

                           MICROCAP LIQUIDATING TRUST
                     (SUCCESSOR TO THE MICROCAP FUND, INC.)
                                      INDEX


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Statements of Net Assets in Liquidation as of June 30, 1997 (Unaudited) and February 24, 1997

Schedule of Portfolio Investments as of June 30, 1997 (Unaudited)

Statements of Operations for the three months ended June 30, 1997 and for the three months ended August 31, 1996 (Unaudited)

Statements  of  Operations  for the period from  February  25, 1997 to June 30,
 1997 and for the six months ended August 31, 1996 (Unaudited)

Statements of Changes in Net Assets for the period from February 25, 1997 to June 30, 1997 and for the six months ended August 31, 1996 (Unaudited)

Statements of Cash Flows for period from February 25, 1997 to June 30, 1997 and for the six months ended August 31, 1996 (Unaudited)

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

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF NET ASSETS IN LIQUIDATION




                                                                                       June 30, 1997     February 24, 1997
                                                                                       (Unaudited)            (Predecessor)
ASSETS

Portfolio investments at fair value (cost $2,224,750 at
   June 30, 1997 and February 24, 1997)                                            $      3,048,380          $       2,696,593
Cash and cash equivalents - unrestricted                                                  4,843,526                  4,781,028
Cash and cash equivalents - restricted                                                    2,790,218                  2,790,218
Accrued interest receivable                                                                  20,790                     25,959
Receivable from settlement agreement                                                        450,000                    650,000
Other assets                                                                                 11,995                     24,846
                                                                                   ----------------          -----------------
   Total assets                                                                          11,164,909                 10,968,644
                                                                                   ----------------          -----------------

LIABILITIES

Cash distribution payable                                                                 2,427,281                          -
Accounts payable - legal                                                                  1,006,060                  1,076,982
Accounts payable - other                                                                     68,357                    108,351
Covered call options written                                                                 37,500                          -
                                                                                   ----------------          -----------------
   Total liabilities                                                                      3,539,198                  1,185,333
                                                                                   ----------------          -----------------

NET ASSETS IN LIQUIDATION                                                          $      7,625,711          $       9,783,311
                                                                                   ================          =================


See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
As of June 30, 1997

                                                                                                                         % of
Issuer / Position                                                                   Cost              Fair Value       Net Assets(1)

Publicly-Held Securities:
Bennett Environmental Inc.
112,500 shares of Common Stock                                                   $     47,250       $       97,755       1.28%
                                                                                -------------       --------------    --------

Unigene Laboratories, Inc. (A)
Warrant to purchase 615,000 shares of Common Stock
   at $1.375, expiring 7/7/00                                                               0            1,921,875      25.20%
                                                                                -------------       --------------    --------

YES! Entertainment Corporation
Warrant to purchase 11,437 shares of Common Stock
   at $15.30 per share, expiring 7/16/98                                                    0                    0           0%
                                                                                -------------       --------------   ----------

Privately-Held Securities:
First Colony Acquisition Corp.
106,562 shares of Preferred Stock                                                     594,174              297,087
6% Convertible Promissory Note due 11/1/97                                          1,343,326              671,663
Warrant to purchase 7,560 shares of Common Stock
   at $5.00, expiring 1/24/00                                                               0                    0
                                                                                -------------       --------------
                                                                                    1,937,500              968,750      12.70%
                                                                                -------------       --------------    --------
Oh-La-La! Inc.
9% Convertible Senior Note                                                            140,000               34,800
9% Convertible Senior Note                                                            100,000               25,200
                                                                                -------------       --------------
                                                                                      240,000               60,000     .80%
                                                                                -------------       -----------------------

Total Portfolio Investments(B)                                                  $   2,224,750       $    3,048,380      39.98%
                                                                                =============       ==============    ========



(1)  Represents fair value as a percentage of net assets.

(A) In June 1997, the Trust sold a covered call option for $37,500, allowing for the purchase of up to 307,500 common stock warrants of Unigene Laboratories, Inc. at a purchase price of $2.875 per warrant. The option expired on July 30, 1997, with 140,000 warrants called in July 1997 at $2.875 per warrant, or $402,500.

(B) All portfolio securities held at June 30, 1997 were non-income producing.


     See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                                                Three Months
                                                                                         Three Months               Ended
                                                                                             Ended          August 31, 1996
                                                                                        June 30, 1997           (Predecessor)

INVESTMENT INCOME AND EXPENSES

Income:
   Interest from short-term investments                                              $        95,851           $        142,057
   Interest and dividends from portfolio investments                                               -                     27,543
   Other interest income                                                                       6,021                          -
   Other income                                                                                1,196                          -
                                                                                     ---------------           ----------------
   Total                                                                                     103,068                    169,600
                                                                                     ---------------           ----------------

Expenses:
   Administrative fee                                                                         11,616                     29,033
   Legal fees                                                                                  3,024                    189,061
   Accounting fees                                                                            17,425                      7,955
   Trustee fees                                                                               25,500                          -
   Transfer agent and custodian fees                                                           5,672                      5,822
Mailing and printing                                                                           1,463                     19,516
   Other operating expenses                                                                      630                     28,334
   Salary expense                                                                                  -                     93,016
   Amortization of deferred organizational costs                                                   -                      9,843
   Directors' fees and expenses                                                                    -                     24,010
   Consulting fees                                                                                 -                    (39,946)
   Insurance expense                                                                               -                      8,680
                                                                                     ---------------           ----------------
   Total expenses                                                                             65,330                    375,324
                                                                                     ---------------           ----------------

Net investment income (loss)                                                                  37,738                   (205,724)
                                                                                     ---------------           ----------------

NET REALIZED AND UNREALIZED GAIN (LOSS)
   FROM PORTFOLIO INVESTMENTS

Net realized gain from portfolio investments                                                       -                  2,364,630
Change in net unrealized appreciation or depreciation of
   portfolio investments                                                                     704,094                 (3,449,058)
                                                                                     ---------------           ----------------
Net realized and unrealized gain (loss) from portfolio investments                           704,094                 (1,084,428)
                                                                                     ---------------           ----------------

NET INCREASE (DECREASE) IN NET ASSETS
   IN LIQUIDATION                                                                    $       741,832           $     (1,290,152)
                                                                                     ===============           ================


See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                          Period From            Six Months
                                                                                         February 25,               Ended
                                                                                            1997 to         August 31, 1996
                                                                                         June 30, 1997        (Predecessor)

INVESTMENT INCOME AND EXPENSES

Income:
   Interest from short-term investments                                                      $      132,154     $       270,530
   Interest and dividends from portfolio investments                                                      -              84,041
   Other interest income                                                                              8,865                   -
   Other income                                                                                       1,196                   -
                                                                                             --------------     ---------------
   Total investment income                                                                          142,215             354,571
                                                                                             --------------     ---------------

Expenses:
   Administrative fee                                                                                25,978              81,997
   Legal fees                                                                                       124,087             769,605
   Accounting fees                                                                                   31,425              32,133
   Trustee fees                                                                                      34,000                   -
   Transfer agent and custodian fees                                                                  6,738               9,279
   Mailing and printing                                                                               1,463              44,360
   Other operating expenses                                                                             630              66,159
   Salary expense                                                                                         -             178,919
   Amortization of deferred organizational costs                                                          -              19,686
   Directors' fees and expenses                                                                           -              44,688
   Consulting fees                                                                                        -              85,094
   Insurance expense                                                                                      -              20,046
                                                                                             --------------     ---------------
   Total expenses                                                                                   224,321           1,351,966
                                                                                             --------------     ---------------

Net investment income (loss)                                                                        (82,106)           (997,395)
                                                                                             --------------     ---------------

NET REALIZED AND UNREALIZED GAIN FROM
   PORTFOLIO INVESTMENTS

Net realized gain (loss) from portfolio investments                                                       -           2,659,872
Change in net unrealized appreciation or depreciation of
   portfolio investments                                                                            351,787          (1,168,524)
                                                                                             --------------     ---------------
Net realized and unrealized gain from portfolio investments                                         351,787           1,491,348
                                                                                             --------------     ---------------

NET INCREASE IN NET ASSETS IN LIQUIDATION                                                    $      269,681     $       493,953
                                                                                             ==============     ===============


See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)


                                                                                          Period From      Six Months
                                                                                         February 25,      Ended
                                                                                            1997 to            August 31, 1996
                                                                                         June 30, 1997     (Predecessor)

Change in net assets resulting from operations:

Net investment income (loss)                                                          $       (82,106)       $       (997,395)
Net realized gain (loss) from portfolio investments                                                 -               2,659,872
Change in net unrealized appreciation or depreciation of
portfolio investments                                                                         351,787              (1,168,524)
                                                                                      ---------------        ----------------
Net increase in net assets resulting from operations                                          269,681                 493,953
                                                                                      ---------------        ----------------

Cash distributions paid or accrued                                                         (2,427,281)             (8,495,486)
                                                                                      ---------------        ----------------

Net decrease in net assets for the period                                                  (2,157,600)             (8,001,533)

Net assets in liquidation at beginning of period                                            9,783,311              17,235,158
                                                                                      ---------------        ----------------

NET ASSETS IN LIQUIDATION AT END OF PERIOD                                            $     7,625,711        $      9,233,625
                                                                                      ===============        ================

Net assets per unit                                                                         $   3.14                $   3.80
                                                                                            ========                ========

Number of units of beneficial interest or
   common equivalent shares                                                                 2,427,281               2,427,281
                                                                                        =============          ==============



See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                       Period From             Six Months
                                                                                      February 25,                Ended
                                                                                         1997 to             August 31, 1996
                                                                                      June 30, 1997            (Predecessor)

CASH FLOWS PROVIDED FROM (USED FOR)
   OPERATING ACTIVITIES

Net investment income (loss)                                                        $       (82,106)        $      (997,395)
Adjustments to reconcile net investment income (loss) to cash provided from (used for) operating activities:
Decrease in receivables and other assets                                                    216,185                 253,192
(Decrease) increase in payables                                                            (110,916)                285,828
Depreciation expense                                                                          1,835                   2,485
Consulting fees paid in-kind                                                                      -                 105,000
Amortization of deferred organizational costs                                                     -                  19,686
                                                                                    ---------------         ---------------
Cash flows provided from (used for) operating activities                                     24,998                (331,204)
                                                                                    ---------------         ---------------

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

Covered call options written                                                                 37,500                       -
Purchase of portfolio investments                                                                 -                 (51,411)
Net proceeds from the sale of portfolio investments                                               -               2,605,932
Repayment of notes                                                                                -               2,000,000
                                                                                    ---------------         ---------------
Cash flows provided from investing activities                                                37,500               4,554,521
                                                                                    ---------------         ---------------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distributions paid                                                                           -              (8,495,486)
                                                                                    ---------------         ---------------
Cash flows used for financing activities                                                          -              (8,495,486)
                                                                                    ---------------         ---------------

Increase (decrease) in cash and cash equivalents                                             62,498              (4,272,169)
Cash and cash equivalents at beginning of period                                          7,571,246               9,878,280
                                                                                    ---------------         ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $     7,633,744         $     5,606,111
                                                                                    ===============         ===============


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

Also effective as of the close of business on February 24, 1997, the 2,188,085 common shares and 191,357 preferred shares of the Fund, outstanding on such date, were automatically deemed to represent 2,427,281 units of beneficial interest in the Trust ("Units"). As a result, on February 24, 1997, each shareholder of the Fund received one Unit of the Trust for each share of the Fund's common stock held on such date and 1.25 Units of the Trust for each share of the Fund's preferred stock held on such date.

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



The transfer of net assets from the Fund to the Trust is considered to be a liquidating distribution of the Fund for federal income tax purposes. Therefore, each holder of the common or preferred stock of the Fund must recognize gain or loss equal to the difference between the net fair value of the liquidating distribution, of $4.03 per common equivalent share deemed received in respect of such shares, and the holder's adjusted tax basis in such shares. Such gain or loss is a capital gain or loss if such shares were held as a capital asset, and such capital gain or loss is long-term if such shares were held for more than one year as of February 24, 1997, the date the liquidating distribution was deemed to have been made.

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

3.     Related Party Transactions
In July 1996, the Fund entered into an agreement with Raymond S. Troubh, whereby Mr. Troubh provided management services to the Fund in connection with its Plan of Liquidation and will continue to provide such services to the Trust during its liquidation. For services rendered under the agreement, Mr. Troubh receives $8,500 per month, plus 1% of the amount of each distribution (other than the initial distribution paid by the Fund on August 30, 1996), plus, at the time any proceeds of sale or other revenues are received by the Fund or the Trust in excess of the investment in the particular asset, Mr. Troubh will receive 5% of such excess for amounts received in 1996 or 1997, 4% of such excess for amounts received in 1998, 2% in 1999 and 0% thereafter; provided, however, that in no event shall the total compensation paid to Mr. Troubh be less than $250,000. For the period from February 25, 1997 to June 30, 1997, the Trustee received fees totaling $34,000.

4.     Litigation
On April 19, 1996, the Fund filed a complaint against Commonwealth Associates, a registered broker-dealer and the underwriter of the Fund's initial public offering, Michael S. Falk, the chief executive officer of Commonwealth Associates, a minority shareholder and director of the Fund, and Stephen J. Warner, a former executive officer of Commonwealth Associates and the former president of the Fund. The civil action, which was filed in federal court in the Southern District of New York, alleged fraud, breach of fiduciary duties and violations of the Investment Company Act of 1940. On December 24, 1996, the Fund and the defendants agreed to a settlement of the complaint, whereby Commonwealth Associates will make settlement payments to the Fund and the Trust totaling $1,150,000. In connection therewith, the Fund received $500,000 in December 1996. The remaining balance of the settlement payments is being paid in installments through December 15, 1997 and will earn interest at an annual rate of 4.50%. Commonwealth Associates has delivered securities to the Trust as collateral for the remaining payments. Such securities, which are held in escrow by the Trust, had a fair value that exceeded the remaining $450,000 balance due from the settlement agreement as of June 30, 1997. Through August 1, 1997, the Trust had received additional payments totaling $250,000. Additionally, as part of the settlement, the Fund and the defendants agreed to pursue claims against former counsel to the Fund. The Trust would be entitled to receive 50% of any recovery from such claims,

===============================================================================
MICROCAP LIQUIDATING TRUST
===============================================================================
(Successor to The MicroCap Fund, Inc.)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - continued

after the reimbursement to Commonwealth Associates of all costs and expenses associated with pursuing the claims.

The Fund is a creditor of PSSS, Inc. f/k/a Oh-La-La! Inc. ("PSSS"), which is the subject of proceedings under chapter 11 of the United States Bankruptcy Code pending in San Francisco, California (the "Bankruptcy Case"). In connection with the Bankruptcy Case, Oh-La-La! International, S.A. ("International"), one of PSSS's largest shareholders, has filed a precautionary proof of claim (the "Precautionary Proof of Claim"), on behalf of International and other similarly situated shareholders of PSSS, against, among others, the Trust, certain other creditors of PSSS, and parties involved in the intended underwriting for, and conduct of, an initial public offering which PSSS had anticipated would have occurred in or about 1994. The Precautionary Proof of Claim alleges a claim for damages as a result of, among other things, (a) the failure to effectuate the intended initial public offering, and (b) the Bankruptcy Court-approved sale of PSSS's assets, which was allegedly prejudicial to PSSS's shareholders. PSSS and International have taken no other action regarding this claim. The Fund denied liability for the claims set forth in the Precautionary Proof of Claim. A global settlement has been reached between and among PSSS, International, the Trust and several other parties, pursuant to which the Trust will have no liability for the claims set forth in the Precautionary Proof of Claim (the "Settlement"). The Settlement has been preliminarily approved by the Bankruptcy Court and is subject to final approval upon confirmation of a plan of liquidation. Recovery on account of the Trust's claims as a creditor of PSSS will be the subject of a number of extraneous factors.

Regency Holdings (Cayman) Inc. ("Holdings") and Regency Maritime Corp. ("Maritime") (collectively "Regency") along with other related entities are debtors in a bankruptcy case pending in the United States Bankruptcy Court for the Southern District of New York, 95 B 45197 (TLB). In that bankruptcy case, Regency initiated an adversary proceeding against the Fund and certain other persons and entities to recover monies that it paid them on the ground that such payments constituted voidable preferences under the Bankruptcy Code. Regency maintains that a payment Regency made to the Fund between 90 days and one year prior to the filing of Regency's bankruptcy petition in the amount of $1,940,000 to satisfy a bridge loan the Fund made to Regency, is a voidable preference because Kamal Mustafa, the former president of the Fund, was a director of Regency (and therefore an insider) for a portion of the time that such amounts were due and owing. Regency also maintains that such relationship had an impact on Regency's decision to pay these amounts. Additionally, Regency maintains that a payment of $145,728 made by Regency to the Fund to redeem certain warrants issued with respect to the loan transaction was made within 90 days of the filing of the bankruptcy petition and is therefore a voidable preference without regard to whether Mustafa was an insider. In an amended complaint, Regency also asserted that the payments to the Fund constituted a fraudulent transfer, as the payments were in fact made by Maritime and not Holdings. Regency asserts that Maritime had no obligation to make such payments and received no value for them. The Fund has served an answer denying the allegations of the amended complaint and is vigorously contesting Regency's claims. Pursuant to an order filed with the Bankruptcy Court, the Trust has set aside approximately $2.4 million in an interest-bearing cash account pending resolution by the Bankruptcy Court of the adversary proceeding. Substantial discovery has been undertaken. At the present time, a limited trial, in part based upon written submissions, is scheduled to address the validity of Regency's preference claims.

5.     Other Information
On July 15, 1996, the Fund entered into a settlement agreement with a group of shareholders of the Fund's common stock that had solicited proxies in opposition to the Fund's Plan of Liquidation (the "13D Group"). Under the settlement agreement, the Fund and the 13D Group agreed that, (i) certain members of the 13D Group and affiliated persons would cease to have business dealings with or receive compensation from the

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - continued

Fund, (ii) a 13D Group member would have the right to receive notice of and attend all meetings of the Board of Directors and any committee meeting thereof, and (iii) subject to the approval of the Securities and Exchange Commission (the "SEC"), the Trust would reimburse the 13D Group for its reasonable out of pocket expenses up to $120,000 in connection with the 13D Group's efforts. An application relating to such reimbursement by the Trust to the 13D Group was filed with the SEC on September 27, 1996.

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

6.     Cash Distribution
In May 1997, the Trust declared an interim liquidating distribution totaling $2,427,281, or $1.00 per Unit. Such distribution was paid on July 15, 1997 to unit holders of record on June 30, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

On June 30, 1997, the Trust had cash and cash equivalents totaling $7,633,744, of which $2,790,218 was restricted due to certain contingencies, as discussed below. The Trust's cash balances are invested in U.S. Treasury Bills or overnight repurchase agreements collateralized by securities issued by the U.S. Government or its agencies. Interest earned from such investments for the three months ended June 30, 1997 and for the period from February 25, 1997 to June 30, 1997, totaled $95,851 and $132,154, respectively . Interest earned from such cash balances in future periods is subject to fluctuations in short-term interest rates and changes in the Trust's cash balances.

The restricted cash and cash equivalents balance of approximately $2.8 million is comprised of $2.4 million relating to the Regency Holdings (Cayman) Inc. litigation, $250,000 relating to certain indemnification agreements with Mr. Raymond S. Troubh, the Trustee of the Trust, and certain of the Fund's former directors and officers and $120,000 relating to the potential reimbursement of out-of-pocket expenses of a shareholder group that had solicited proxies in opposition to the Fund's Plan of Liquidation. See Notes 4 and 5 of the Notes to Financial Statements.

In May 1997, the Trust declared an interim liquidating distribution to unit holders totaling $2,427,281, or $1.00 per Unit. Such distribution was paid on July 15, 1997 to unit holders of record on June 30, 1997. Additional cash distributions will be made to beneficiaries of the Trust as the remaining assets are liquidated and after the payment of and reserve for all current and contingent liabilities.

Additionally, on June 30, 1997, the Trust had accounts payable and accrued liabilities totaling $1.1 million, primarily consisting of legal fees and litigation expenses. The Fund previously submitted claims in connection with its directors and officers liability insurance policy, for the possible recovery of approximately $250,000 of certain legal fees relating to former officers and directors of the Trust. The recovery of these amounts or any portion thereof remains uncertain.

Results of Operations

The Trust is pursuing the orderly liquidation of its assets and subsequent distribution to unit holders of the proceeds from such liquidation, including the Trust's existing cash balances after payment of all current, future and contingent liabilities. Prior to the creation of the Trust, the Fund had begun to pursue this objective with the approval of its Plan of Liquidation in July 1996. For the three months ended June 30, 1997 and for the period from February 25, 1997 to June 30, 1997 (the "1997 Period"), the Trust had an increase in net assets in liquidation of $741,832 and $269,681, respectively.

Realized and Unrealized Gains and Losses from Portfolio Investments
For the three months ended June 30, 1997 and for the 1997 Period, the Trust had unrealized gains from its remaining portfolio investments of $704,094 and $351,787, respectively. The Trust had no realized gains or losses from its portfolio investments during the 1997 Period.

The $351,787 unrealized gain for the 1997 Period resulted from the net upward revaluation of the Trust's publicly-held portfolio investments, primarily due to the increased public market price of Unigene Laboratories, Inc. common stock at the end of the period.

For the three months ended August 31, 1996 (the equivalent prior year period), the Fund had a net realized and unrealized loss from its portfolio investments of $1,084,428, comprised of a $2,364,630 net realized gain from portfolio investments and a $3,449,058 decrease in net unrealized appreciation of investments for the three month period. For the six months ended August 31, 1996 (the "1996 Period"), the Fund had a net realized and unrealized gain from its portfolio investments of $1,491,348, comprised of a $2,659,872 net realized gain from portfolio investments and a $1,168,524 decrease in net unrealized appreciation of investments.

The $2,364,630 net realized gain for the three months ended August 31, 1996, included the sale of the Fund's investment in Shells Seafood Restaurants, Inc. for $2,700,000, which resulted in a realized gain of $2,110,000. Also during the quarter, the Fund sold its remaining 60,000 Accumed International, Inc. common stock warrants for $154,647, realizing a gain of $149,630. Additionally, during the period, the Fund completed the transfer of 60,000 Unigene Laboratories, Inc. common stock warrants to certain individuals representing the payment of consulting fees incurred in connection with the Fund's investment in Unigene. The transaction resulted in the recognition of a $105,000 realized gain, which has been equally offset by $105,000 of consulting fee expense recorded by the Fund over several fiscal quarters. During its fiscal quarter ended May 31, 1996, the Fund had a net realized gain of $295,242, resulting from the sale of 190,000 Accumed common stock warrants and 12,500 shares of Accumed common stock.

For the three and six months ended August 31, 1996, the Fund had a decrease in net unrealized appreciation of investments of $3,449,058 and $1,168,524, respectively. The $1,168,524 decrease in net unrealized appreciation for the six months ended August 31, 1996, was comprised of a $1,381,261 net unrealized gain due to the upward revaluation of certain portfolio investments for the period, primarily Shell's Seafood Restaurants, Inc., offset by a $2,549,785 reduction in net unrealized appreciation due to the transfer from unrealized gain to realized gain relating to the portfolio sales completed during the period, as discussed above.

Investment Income and Expenses
For the three months ended June 30, 1997 and August 31, 1996, the Trust had net investment income of $37,738 and a net investment loss of $205,724, respectively. For the period from February 25, 1997 to June 30, 1997 and for the six months ended August 31, 1996, the Trust had a net investment loss of $82,106 and $997,395, respectively.

The decrease in net investment loss from $997,395 for the 1996 Period as compared to $82,106 for the 1997 Period primarily reflects the termination of the ongoing operations of the Fund, the adoption of its Plan of Liquidation and transfer of its remaining assets to the Trust, as discussed above.

Total investment income for the 1997 Period was $142,215 as compared to $354,571 for the 1996 Period. The decrease in investment income primarily resulted from reduced interest income, which reflects the shorter 1997 Period, which consisted of 133 days or less than 75% of the full six month period for 1996, and reduced cash balances held during the 1997 Period as compared to the 1996 Period. The Trust had no interest or dividend income from portfolio investments for the 1997 Period, due to the reduction in interest earning portfolio securities held during the 1997 Period. Interest income is expected to continue to decline as the Trust continues with the liquidation of its remaining assets.

The operating expenses of the Trust during the 1997 Period consist primarily of legal and accounting fees, Trustee fees, custodial fees and general and administrative expenses. During the 1997 Period, such expenses were incurred in connection with ongoing litigation and the continued liquidation of the Trust's remaining assets. Expenses incurred during the three and six months ended August 31, 1996 included certain ongoing expenses of the Fund, which will not be incurred by the Trust, including salary expense, amortization expense, directors fees, insurance and other expenses.

Net Assets in Liquidation
As of June 30, 1997, net assets in liquidation totaled $7,625,711, a decrease of $2,157,600 from net assets of $9,783,331 at February 24, 1997. This decrease is the result of the $2,427,281 accrued cash distribution exceeding the $269,681 increase in net assets in liquidation for the 1997 Period. At June 30, 1997, the net asset value per unit of beneficial interest was $3.14, compared to $4.03 at February 24, 1997.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

On April 19, 1996, the Fund filed a complaint against Commonwealth Associates, a registered broker-dealer and the underwriter of the Fund's initial public offering, Michael S. Falk, the chief executive officer of Commonwealth Associates, a minority shareholder and director of the Fund, and Stephen J. Warner, a former executive officer of Commonwealth Associates and the former president of the Fund. The civil action, which was filed in federal court in the Southern District of New York, alleged fraud, breach of fiduciary duties and violations of the Investment Company Act of 1940. On December 24, 1996, the Fund and the defendants agreed to a settlement of the complaint, whereby Commonwealth Associates will make settlement payments to the Fund and the Trust totaling $1,150,000. In connection therewith, the Fund received $500,000 in December 1996. The remaining balance of the settlement payments is being paid in installments through December 15, 1997 and will earn interest at an annual rate of 4.50%. Commonwealth Associates has delivered securities to the Trust as collateral for the remaining payments. Such securities, which are held in escrow by the Trust, had a fair value that exceeded the remaining $450,000 balance due from the settlement agreement as of June 30, 1997. Through August 1, 1997, the Trust had received additional payments totaling $250,000. Additionally, as part of the settlement, the Fund and the defendants agreed to pursue claims against former counsel to the Fund. The Trust would be entitled to receive 50% of any recovery from such claims, after the reimbursement to Commonwealth Associates of all costs and expenses associated with pursuing the claims.

The Fund is a creditor of PSSS, Inc. f/k/a Oh-La-La! Inc. ("PSSS"), which is the subject of proceedings under chapter 11 of the United States Bankruptcy Code pending in San Francisco, California (the "Bankruptcy Case"). In connection with the Bankruptcy Case, Oh-La-La! International, S.A. ("International"), one of PSSS's largest shareholders, has filed a precautionary proof of claim (the "Precautionary Proof of Claim"), on behalf of International and other similarly situated shareholders of PSSS, against, among others, the Trust, certain other creditors of PSSS, and parties involved in the intended underwriting for, and conduct of, an initial public offering which PSSS had anticipated would have occurred in or about 1994. The Precautionary Proof of Claim alleges a claim for damages as a result of, among other things, (a) the failure to effectuate the intended initial public offering, and (b) the Bankruptcy Court-approved sale of PSSS's assets, which was allegedly prejudicial to PSSS's shareholders. PSSS and International have taken no other action regarding this claim. The Fund denied liability for the claims set forth in the Precautionary Proof of Claim. A global settlement has been reached between and among PSSS, International, the Trust and several other parties, pursuant to which the Trust will have no liability for the claims set forth in the Precautionary Proof of Claim (the "Settlement"). The Settlement has been preliminarily approved by the Bankruptcy Court and is subject to final approval upon confirmation of a plan of liquidation. Recovery on account of the Trust's claims as a creditor of PSSS will be the subject of a number of extraneous factors.

Regency Holdings (Cayman) Inc. ("Holdings") and Regency Maritime Corp. ("Maritime") (collectively "Regency") along with other related entities are debtors in a bankruptcy case pending in the United States Bankruptcy Court for the Southern District of New York, 95 B 45197 (TLB). In that bankruptcy case, Regency initiated an adversary proceeding against the Fund and certain other persons and entities to recover monies that it paid them on the ground that such payments constituted voidable preferences under the Bankruptcy Code. Regency maintains that a payment Regency made to the Fund between 90 days and one year prior to the filing of Regency's bankruptcy petition in the amount of $1,940,000 to satisfy a bridge loan the Fund made to Regency, is a voidable preference because Kamal Mustafa, the former president of the Fund, was a director of Regency (and therefore an insider) for a portion of the time that such amounts were due and owing. Regency also maintains that such relationship had an impact on Regency's decision to pay these amounts. Additionally, Regency maintains that a payment of $145,728 made by Regency to the Fund to redeem certain warrants issued with respect to the loan transaction was made within 90 days of the filing of the bankruptcy petition and is therefore a voidable preference without regard to whether Mustafa was an insider. In an amended complaint, Regency also asserted that the payments to the Fund constituted a fraudulent transfer, as the payments were in fact made by Maritime and not Holdings. Regency asserts that Maritime had no obligation to make such payments and received no value for them. The Fund has served an answer denying the allegations of the amended complaint and is vigorously contesting Regency's claims. Pursuant to an order filed with the Bankruptcy Court, the Trust has set aside approximately $2.4 million in an interest-bearing cash account pending resolution by the Bankruptcy Court of the adversary proceeding. Substantial discovery has been undertaken. At the present time, a limited trial, in part based upon written submissions, is scheduled to address the validity of Regency's preference claims.

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



              MICROCAP LIQUIDATING TRUST


              /s/    Raymond S. Troubh
              Raymond S. Troubh
              Trustee



Date:         August 14, 1997