Form 10-Q
period 1997-09-30
MICROCAP LIQUIDATING TRUST
filed 1997-11-14
CIK 1035916

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

For the Quarterly Period Ended September 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of October 31, 1997 there were 2,427,281 units of beneficial interest outstanding.

                           MICROCAP LIQUIDATING TRUST
                     (SUCCESSOR TO THE MICROCAP FUND, INC.)
                                      INDEX


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Statements of Net Assets in Liquidation as of September 30, 1997 (Unaudited) and February 24, 1997

Schedule of Portfolio Investments as of September 30, 1997 (Unaudited)

Statements of Operations for the three months ended September 30, 1997 and for the three months ended November 30, 1996 (Unaudited)

Statements of Operations for the period from February 25, 1997 to September 30, 1997 and for the nine months ended November 30, 1996 (Unaudited)

Statements of Changes in Net Assets for the period from February 25, 1997 to September 30, 1997 and for the nine months ended November 30, 1996 (Unaudited)

Statements  of Cash Flows for period from  February  25, 1997 to September  30,
 1997 and for the nine months  ended  November 30, 1996 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF NET ASSETS IN LIQUIDATION




                                                                                       September 30,     February 24,
                                                                                           1997                  1997
                                                                                    (Unaudited)              (Predecessor)
ASSETS

Portfolio investments at fair value (cost $2,224,750 at
   September 30, 1997 and February 24, 1997)                                        $     2,433,996       $     2,696,593
Cash and cash equivalents - unrestricted                                                  1,969,556             4,781,028
Cash and cash equivalents - restricted                                                    2,790,218             2,790,218
Accrued interest receivable                                                                  39,633                25,959
Receivable from settlement agreement                                                        300,000               650,000
Other assets                                                                                 10,962                24,846
                                                                                    ---------------       ---------------
   Total assets                                                                           7,544,365            10,968,644
                                                                                    ---------------       ---------------

LIABILITIES

Accounts payable - legal                                                                     87,239             1,076,982
Accounts payable - other                                                                     78,006               108,351
                                                                                    ---------------       ---------------
   Total liabilities                                                                        165,245             1,185,333
                                                                                    ---------------       ---------------

NET ASSETS IN LIQUIDATION                                                           $     7,379,120       $     9,783,311
                                                                                    ===============       ===============


See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
As of September 30, 1997

                                                                                                                         % of
Issuer / Position                                                                   Cost              Fair Value       Net Assets(1)

Publicly-Held Securities:
Bennett Environmental Inc.
112,500 shares of Common Stock                                                   $     47,250       $      247,433       3.35%
                                                                                -------------       --------------    --------

Unigene Laboratories, Inc. (B)
Warrant to purchase 475,000 shares of Common Stock
   at $1.375, expiring 7/7/00                                                               0            1,157,813      15.69%
                                                                                -------------       --------------    --------

YES! Entertainment Corporation
Warrant to purchase 11,437 shares of Common Stock
   at $15.30 per share, expiring 7/16/98                                                    0                    0           0%
                                                                                -------------       --------------   ----------

Privately-Held Securities:
First Colony Acquisition Corp. (C)
106,562 shares of Series A1 Preferred Stock                                           594,174              297,087
240,179 shares of Series B1 Preferred Stock                                         1,343,326              671,663
Warrant to purchase 7,560 shares of Common Stock
   at $5.00, expiring 1/24/00                                                               0                    0
                                                                                -------------       --------------
                                                                                    1,937,500              968,750      13.13%
                                                                                -------------       --------------    --------
Oh-La-La! Inc.
9% Convertible Senior Note                                                            140,000               34,800
9% Convertible Senior Note                                                            100,000               25,200
                                                                                -------------       --------------
                                                                                      240,000               60,000     .81%
                                                                                -------------       -----------------------

Total Portfolio Investments(D)                                                  $   2,224,750       $    2,433,996      32.98%
                                                                                =============       ==============    ========


(1) Represents fair value as a percentage of net assets.

(A) In November 1997, the Trust sold its remaining investment in Bennett Environmental, Inc. for net proceeds of $382,500, or $3.40 per share.

(B) In June 1997, the Trust sold a covered call option for $37,500, allowing for the purchase of up to 307,500 common stock warrants of Unigene Laboratories, Inc. at a purchase price of $2.875 per warrant. The option expired on July 30, 1997, with 140,000 warrants called in July 1997 at $2.875 per warrant, or $402,500. The Trust realized a net gain of $440,000 as a result of these transactions.

(C) On July 31, 1997, due to a financial restructuring of the First Colony Acquisition Corp., the Trust's convertible 6% promissory note was converted into 240,179 shares of the company's series B1 preferred stock.

(D) All portfolio securities held at September 30, 1997 were non-income producing.


     See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to the MicroCap Fund, Inc.)
STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                                                 Three Months
                                                                                       Three Months           Ended
                                                                                           Ended                 November 30,
                                                                                       September 30,          1996
                                                                                           1997                  (Predecessor)
INVESTMENT INCOME AND EXPENSES

Income:
   Interest from U.S. Treasury Bills and repurchase agreements                      $       70,378            $          94,868
   Interest and dividends from portfolio investments                                             -                      (47,463)
   Other interest income                                                                     4,301                            -
                                                                                    --------------            -----------------
   Total investment income                                                                  74,679                       47,405
                                                                                    --------------            -----------------

Expenses:
   Administrative expense                                                                   20,045                       17,289
   Legal fees                                                                               32,862                      890,897
   Accounting fees                                                                          14,600                       40,372
   Trustee fees                                                                             71,772                            -
   Transfer agent and custodian fees                                                         5,835                        6,094
   Mailing and printing                                                                         14                        5,255
   Other operating expenses                                                                  1,758                       12,702
   Amortization of deferred organizational costs                                                 -                        9,843
   Directors' fees and expenses                                                                  -                        3,191
   Consulting fees                                                                               -                       25,500
   Insurance expense                                                                             -                        7,634
                                                                                    --------------            -----------------
   Total expenses                                                                          146,886                    1,018,777
                                                                                    --------------            -----------------

Net investment loss                                                                        (72,207)                    (971,372)
                                                                                    --------------            -----------------

NET REALIZED AND UNREALIZED LOSS
   FROM PORTFOLIO INVESTMENTS

Net realized gain from portfolio investments                                               440,000                            -
Change in net unrealized appreciation or depreciation of
   portfolio investments                                                                  (614,384)                    (269,778)
                                                                                    --------------            -----------------
Net realized and unrealized loss from portfolio investments                               (174,384)                    (269,778)
                                                                                    --------------            -----------------

NET DECREASE IN NET ASSETS FROM OPERATIONS                                          $     (246,591)           $      (1,241,150)
                                                                                    ==============            =================


See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to the MicroCap Fund, Inc.)
STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                           Period From        Nine Months
                                                                                          February 25,              Ended
                                                                                             1997 to            November 30,
                                                                                          September 30,       1996
                                                                                              1997              (Predecessor)

INVESTMENT INCOME AND EXPENSES

Income:
   Interest from U.S. Treasury Bills and repurchase agreements                           $      202,532        $       365,398
   Interest and dividends from portfolio investments                                                  -                 36,578
   Other interest income                                                                         13,166                      -
   Other income                                                                                   1,196                      -
                                                                                         --------------        ---------------
   Total investment income                                                                      216,894                401,976
                                                                                         --------------        ---------------

Expenses:
   Administrative expense                                                                        46,023                 99,286
   Legal fees                                                                                   156,949              1,660,502
   Accounting fees                                                                               46,025                 72,505
   Trustee fees                                                                                 105,772                      -
   Transfer agent and custodian fees                                                             12,573                 15,373
   Mailing and printing                                                                           1,477                 49,615
   Other operating expenses                                                                       2,388                 78,861
   Salary expense                                                                                     -                178,919
   Amortization of deferred organizational costs                                                      -                 29,529
   Directors' fees and expenses                                                                       -                 47,879
   Consulting fees                                                                                    -                110,594
   Insurance expense                                                                                  -                 27,680
                                                                                         --------------        ---------------
   Total expenses                                                                               371,207              2,370,743
                                                                                         --------------        ---------------

Net investment loss                                                                            (154,313)            (1,968,767)
                                                                                         --------------        ---------------

NET REALIZED AND UNREALIZED GAIN
   FROM PORTFOLIO INVESTMENTS

Net realized gain from portfolio investments                                                    440,000              2,659,872
Change in net unrealized appreciation or depreciation of
   portfolio investments                                                                       (262,597)            (1,438,302)
                                                                                         --------------        ---------------
Net realized and unrealized gain from portfolio investments                                     177,403              1,221,570
                                                                                         --------------        ---------------

NET INCREASE (DECREASE) IN NET ASSETS
   FROM OPERATIONS                                                                       $       23,090        $      (747,197)
                                                                                         ==============        ===============


See notes to financial statements.

MICROCAP LIQUIDATING TRUST (Successor to the
MicroCap Fund, Inc.)
STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (UNAUDITED)


                                                                                          Period From          Nine Months
                                                                                         February 25,          Ended
                                                                                            1997 to              November 30,
                                                                                         September 30,         1996
                                                                                             1997                (Predecessor)

Change in net assets resulting from operations:

Net investment loss                                                                   $      (154,313)         $     (1,968,767)
Net realized gain from portfolio investments                                                  440,000                 2,659,872
Change in net unrealized appreciation or depreciation of
   portfolio investments                                                                     (262,597)               (1,438,302)
                                                                                      ----------------         ----------------
     Net increase (decrease) in net assets resulting from operations                           23,090                  (747,197)
                                                                                      ---------------          ----------------

Change in net assets from distributions:

Distributions paid                                                                         (2,427,281)               (8,495,486)
                                                                                      ---------------          ----------------

Net decrease in net assets for the period                                                  (2,404,191)               (9,242,683)

Net assets in liquidation at beginning of period                                            9,783,311                17,235,158
                                                                                      ---------------          ----------------

NET ASSETS IN LIQUIDATION AT END OF PERIOD                                            $     7,379,120          $      7,992,475
                                                                                      ===============          ================

Net assets per unit                                                                         $   3.04                  $   3.29
                                                                                            ========                  ========

Number of units of beneficial interest or
common equivalent shares                                                                    2,427,281                 2,427,281
                                                                                      ===============          ================

See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                           Period From       Nine Months
                                                                                          February 25,       Ended
                                                                                             1997 to            November 30,
                                                                                          September 30,      1996
                                                                                              1997              (Predecessor)

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                    $       (154,313)      $     (1,968,767)
Adjustments to reconcile net investment loss to cash
   used for operating activities:
Decrease in receivables and other assets                                                        347,038                345,475
(Decrease) increase in payables                                                              (1,020,088)               688,656
Depreciation expense                                                                              3,172                      -
Consulting payment made in-kind                                                                       -                105,000
Amortization of deferred organizational costs                                                         -                 29,529
                                                                                       ----------------       ----------------
Cash flows used for operating activities                                                       (824,191)              (800,107)
                                                                                       ----------------       ----------------

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

Net proceeds from the sale of portfolio investments                                             440,000              2,876,564
Purchase of portfolio investments                                                                     -                (51,411)
Deposits placed in escrow                                                                             -               (250,197)
Repayment of notes                                                                                    -              2,000,000
                                                                                       ----------------       ----------------
Cash flows provided from investing activities                                                   440,000              4,574,956
                                                                                       ----------------       ----------------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distributions paid                                                                      (2,427,281)            (8,495,486)
                                                                                       ----------------       ----------------
Cash flows used for financing activities                                                     (2,427,281)            (8,495,486)
                                                                                       ----------------       ----------------

Decrease in cash and cash equivalents                                                        (2,811,472)            (4,720,637)
Cash and cash equivalents at beginning of period                                              7,571,246              9,878,280
                                                                                       ----------------       ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $      4,759,774       $      5,157,643
                                                                                       ================       ================


See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.     Organization and Purpose

The MicroCap Liquidating Trust (the "Trust"), a liquidating trust established under the laws of the State of New York, is the successor to the MicroCap Fund, Inc., formerly Commonwealth Associates Growth Fund, Inc. (the "Fund"). The Fund, which was a Maryland corporation formed on January 26, 1993, was a non-diversified, closed-end management investment company and operated as a business development company under the Investment Company Act of 1940. The Fund's investment objective was to achieve long-term capital appreciation of assets, rather than current income, by investing in debt and equity securities of emerging and established companies that management believed offered significant growth potential.

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

Cash and Cash Equivalents - The Trust invests its available cash in U.S. Treasury Bills and overnight repurchase agreements collateralized by securities issued by the U.S. Government or its agencies. Such investments are considered to be cash equivalents for the statement of cash flows.

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

4.     Litigation
On April 19, 1996, the Fund filed a complaint against Commonwealth Associates, a registered broker-dealer and the underwriter of the Fund's initial public offering, Michael S. Falk, the chief executive officer of Commonwealth Associates, a minority shareholder and director of the Fund, and Stephen J. Warner, a former executive officer of Commonwealth Associates and the former president of the Fund. The civil action, which was filed in federal court in the Southern District of New York, alleged fraud, breach of fiduciary duties and violations of the Investment Company Act of 1940. On December 24, 1996, the Fund and the defendants agreed to a settlement of the complaint, whereby Commonwealth Associates will make settlement payments to the Fund and the Trust totaling $1,150,000. In connection therewith, the Fund received $500,000 in December 1996. The remaining balance of the settlement payments is being paid in installments through December 15, 1997 and will earn interest at an annual rate of 4.50%. Through November 1, 1997, the Trust had received additional payments totaling $400,000. Commonwealth Associates has delivered securities to the Trust as collateral for the remaining payments. Such securities, which are held in escrow by the Trust, had a fair value that exceeded the remaining $250,000 balance due from the settlement agreement as of November 1, 1997. Additionally, as part of the settlement, the Fund and the defendants agreed to pursue claims against

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - continued

former counsel to the Fund. The Trust would be entitled to receive 50% of any recovery from such claims after the reimbursement to Commonwealth Associates of all costs and expenses associated with pursuing the claims.

The Trust is a creditor of PSSS, Inc. f/k/a Oh-La-La! Inc. ("PSSS"), which is the subject of proceedings under chapter 11 of the United States Bankruptcy Code pending in San Francisco, California (the "Bankruptcy Case"). In connection with the Bankruptcy Case, Oh-La-La! International, S.A. ("International"), one of PSSS's largest shareholders, has filed a precautionary proof of claim (the "Precautionary Proof of Claim"), on behalf of International and other similarly situated shareholders of PSSS, against, among others, the Trust, certain other creditors of PSSS, and parties involved in the intended underwriting for, and conduct of, an initial public offering which PSSS had anticipated would have occurred in or about 1994. The Precautionary Proof of Claim alleges a claim for damages as a result of, among other things, (a) the failure to effectuate the intended initial public offering, and (b) the Bankruptcy Court-approved sale of PSSS's assets, which was allegedly prejudicial to PSSS's shareholders. PSSS and International have taken no other action regarding this claim. The Trust denied liability for the claims set forth in the Precautionary Proof of Claim. A global settlement has been reached between and among PSSS, International, the Trust and several other parties, pursuant to which the Trust will have no liability for the claims set forth in the Precautionary Proof of Claim (the "Settlement"). The Settlement has been preliminarily approved by the Bankruptcy Court and is subject to final approval upon confirmation of a plan of liquidation. Recovery on account of the Trust's claims as a creditor of PSSS is contingent upon a number of factors beyond the Trust's control.

Regency Holdings (Cayman) Inc. ("Holdings") and Regency Maritime Corp. ("Maritime") (collectively "Regency") along with other related entities are debtors in a bankruptcy case pending in the United States Bankruptcy Court for the Southern District of New York, 95 B 45197 (TLB). In that bankruptcy case, Regency initiated an adversary proceeding against the Fund and certain other persons and entities to recover monies that it paid them on the ground that such payments constituted voidable preferences or fraudulent conveyances under the Bankruptcy Code. Holdings maintains that a payment made to the Fund between 90 days and one year prior to the filing of Regency's bankruptcy petition in the amount of $1,940,000 to satisfy a bridge loan the Fund made to Regency, is a voidable preference because Kamal Mustafa, the former president of the Fund, was a director of Regency (and therefore an insider) for a portion of the time that such amounts were due and owing. Holdings also maintains that such relationship had an impact on the decision to pay these amounts. Additionally, Holdings maintains that a payment of $145,728 made to the Fund to redeem certain warrants issued with respect to the loan transaction was made within 90 days of the filing of the bankruptcy petition and is therefore a voidable preference without regard to whether Mustafa was an insider. The Fund has served an answer denying the allegations of the amended complaint and is vigorously contesting Regency's claims. Pursuant to an order filed with the Bankruptcy Court, the Trust has set aside approximately $2.4 million in an interest-bearing cash account pending resolution by the Bankruptcy Court of the adversary proceeding. Substantial discovery has been undertaken. A limited trial, in part based upon written submissions, has been scheduled to address the validity of Regency's preference claims.

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

6.     Cash Distribution
On July 15 1997, the Trust paid an interim liquidating distribution totaling $2,427,281, or $1.00 per Unit, to unit holders of record on June 30, 1997.

7.     Subsequent Event
In November 1997, the Trust sold its remaining investment in Bennett Environmental, Inc. for net proceeds of $382,500, or $3.40 per share.

8.     Classification of Portfolio Investments

The Trust's investments were categorized as follows as of September 30, 1997:

                                                                                                          Percentage of
Type of Investments                                        Cost                   Fair Value                  Net Assets*
-------------------                                   ---------------           ---------------               -----------
Preferred Stock                                      $      1,937,500            $      968,750               13.13%
Common Stock                                                   47,250                 1,405,246               19.04%
Debt Securities                                               240,000                    60,000              .81%
                                                     ----------------            --------------            ------

Total                                                $      2,224,750            $    2,433,996               32.98%
                                                     ================            ==============               ======

Country/Geographic Region
Western U.S.                                         $        240,000            $       60,000                 .81%
Eastern U.S.                                                1,937,500                 2,126,563               28.82%
Canada                                                         47,250                   247,433                3.35%
                                                     ----------------            --------------              -------

Total                                                $      2,224,750            $    2,433,996               32.98%
                                                     ================            ==============               ======

Industry
Biotechnology                                        $              0            $    1,157,813               15.69%
Consumer Products                                           1,937,500                   968,750               13.13%
Environmental Services                                         47,250                   247,433                3.35%
Food Services                                                 240,000                    60,000              .81%
                                                     ----------------            --------------           -------

Total                                                $      2,224,750            $    2,433,996               32.98%
                                                     ================            ==============               ======


* Represents fair value as a percentage of net assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

On September 30, 1997, the MicroCap Liquidating Trust (the "Trust") had cash and cash equivalents totaling $4,759,774, of which $2,790,218 was restricted due to certain contingencies, as discussed below. The Trust's cash balances are invested in U.S. Treasury Bills or overnight repurchase agreements collateralized by securities issued by the U.S. Government or its agencies. Interest earned from such investments for the three months ended September 30, 1997 and for the period from February 25, 1997 to September 30, 1997, totaled $70,378 and $202,532, respectively . Interest earned from such cash balances in future periods is subject to fluctuations in short-term interest rates and changes in the Trust's cash balances.

The restricted cash and cash equivalents balance of approximately $2.8 million is comprised of $2.4 million relating to the Regency Holdings (Cayman) Inc. litigation, $250,000 relating to certain indemnification agreements with Mr. Raymond S. Troubh, the Trustee of the Trust, and certain of the Fund's former directors and officers and $120,000 relating to the potential reimbursement of out-of-pocket expenses of a shareholder group that had solicited proxies in opposition to the Fund's Plan of Liquidation. See Notes 4 and 5 of the Notes to Financial Statements for additional information.

On July 15, 1997, the Trust paid an interim liquidating distribution totaling $2,427,281, or $1.00 per Unit, to unit holders of record on June 30, 1997. The Trust expects to make additional cash distributions to beneficiaries as its remaining assets are liquidated and after an adequate reserve for all current and contingent liabilities.

As of September 30, 1997, the Trust had current liabilities totaling $165,245, primarily consisting of legal and accounting fees.

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

For the three months ended September 30, 1997, the Trust had a decrease in net assets in liquidation of $246,591, comprised of a net investment loss of $72,207 and a net realized and unrealized loss from portfolio investments of $174,384. For the period from February 25, 1997 to September 30, 1997 (the "1997 Period"), the Trust had an increase in net assets in liquidation of $23,090, comprised of a net investment loss of $154,313 and a net realized and unrealized gain from portfolio investments of $177,403. For the three months ended November 30, 1996 (the equivalent prior year period), the Fund had a decrease in net assets of $1,241,150, comprised of a net investment loss of $971,372 and a net realized and unrealized loss from portfolio investments of $269,778. For the nine months ended November 30, 1996, the Fund had a decrease in net assets of $747,197, comprised of a net investment loss of $1,968,767 and a net realized and unrealized gain from portfolio investments of $1,221,570.

Realized and Unrealized Gains and Losses from Portfolio Investments
For the three months ended September 30, 1997, the Trust had a net realized and unrealized loss from its remaining portfolio investments of $174,384, comprised of a $440,000 net realized gain from portfolio investments and a $614,384 decrease in net unrealized appreciation of investments for the quarter. For the 1997 Period, the Trust had a net realized and unrealized gain from its portfolio investments of $177,403, comprised of a $440,000 net realized gain from portfolio investments and a $262,597 decrease in net unrealized appreciation of investments for the period.

The $440,000 net realized gain results from the June 1997 sale of a covered call option on certain warrants of Unigene Laboratories, Inc. held by the Trust for $37,500 and the July 1997 sale of 140,000 Unigene warrants for $402,500. The change in unrealized appreciation of investments for the three months ended September 30, 1997 and for the 1997 Period included a $211,884 net unrealized loss and a $139,903 net unrealized gain, respectively, primarily due to the net revaluation of the remaining Unigene warrants held by the Trust. Unrealized appreciation of investments was further reduced for the respective periods due to the transfer of $402,500 from unrealized gain to realized gain resulting from the sale of certain Unigene warrants during the quarter, as discussed above.

For the three months ended November 30, 1996, the Fund had a $269,778 net unrealized loss from its portfolio investments resulting from the net downward revaluation of certain portfolio investments for the three month period. The Fund had no realized gains or losses from its portfolio investments for the three months ended November 30, 1996. For the nine months ended November 30, 1996, the Fund had a net realized and unrealized gain from its portfolio investments of $1,221,570, comprised of a $2,659,872 net realized gain from portfolio investments and a $1,438,302 decrease in net unrealized appreciation of investments.

The $2,659,872 net realized gain for the nine months ended November 30, 1996, included the July 1996 sale of the Fund's investment in Shells Seafood Restaurants, Inc. for $2,700,000, which resulted in a realized gain of $2,110,000. Also during the nine month period, the Fund sold its remaining 60,000 common stock warrants of Accumed International, Inc. (formerly Alamar Biosciences, Inc.) for $154,647, realizing a gain of $149,630. Additionally, during the period, the Fund completed the transfer of 60,000 Unigene common stock warrants to certain individuals, representing the payment of consulting fees incurred in connection with the Fund's investment in Unigene. The transaction resulted in the recognition of a $105,000 realized gain, which was equally offset by $105,000 of consulting fee expense recorded by the Fund over several previous fiscal quarters. The Fund also had a net realized gain of $295,242 during the period, resulting from the sale of 190,000 Accumed common stock warrants and 12,500 shares of Accumed common stock.

The $1,438,302 decrease in net unrealized appreciation for the nine months ended November 30, 1996 was comprised of a $1,111,483 net unrealized gain due to the upward revaluation of certain portfolio investments for the period, primarily Shell's Seafood Restaurants, Inc., offset by a $2,549,785 reduction in net unrealized appreciation due to the transfer from unrealized gain to realized gain relating to the portfolio sales completed during the period, as discussed above.

Investment Income and Expenses
For the three months ended September 30, 1997 and November 30, 1996, the Trust had a net investment loss of $72,207 and $971,372, respectively. For the 1997 Period and for the nine months ended November 30, 1996 (the "1996 Period"), the Trust had a net investment loss of $154,313 and $1,968,767, respectively.

The significantly reduced net investment loss of $1,968,767 for the 1996 Period as compared to $154,313 for the 1997 Period primarily reflects the termination of the ongoing operations of the Fund, the adoption of its Plan of Liquidation and transfer of its remaining assets to the Trust, as discussed above.

Total investment income for the 1997 Period was $216,894 as compared to $401,976 for the 1996 Period. The decrease in investment income primarily resulted from reduced interest income, reflecting the shorter 1997 Period, which consisted of 219 days, or less than 80% of the full nine month period for 1996, and reduced cash balances held during the 1997 Period as compared to the 1996 Period. The Trust had no interest or dividend income from portfolio investments for the 1997 Period, due to the reduction of interest earning portfolio securities held during the 1997 Period. Interest income is expected to continue to decline as the Trust continues with the liquidation of its remaining assets.

The operating expenses of the Trust for the three months ended September 30, 1997 and for the 1997 Period were $146,886 and $371,207, respectively. Such expenses consisted primarily of legal and accounting fees, Trustee fees, custodial fees and general and administrative expenses. During the 1997 Period, such expenses were incurred in connection with ongoing litigation and the continued liquidation of the Trust's remaining assets. Expenses incurred during the three and nine months ended November 30, 1996 totaling $1.0 million and $2.4 million, respectively, included certain ongoing expenses of the Fund, which will not be incurred by the Trust, including salary expense, amortization expense, directors fees, insurance and other expenses.

Net Assets in Liquidation
As of September 30, 1997, net assets in liquidation totaled $7,379,120, a decrease of $2,404,191 from net assets in liquidation of $9,783,311 at February 24, 1997. This decrease is the result of the $2,427,281 cash distribution paid in July 1997 exceeding the $23,090 increase in net assets in liquidation for the 1997 Period. At September 30, 1997, the net asset value per unit of beneficial interest was $3.04, compared to $4.03 at February 24, 1997.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

On April 19, 1996, the Fund filed a complaint against Commonwealth Associates, a registered broker-dealer and the underwriter of the Fund's initial public offering, Michael S. Falk, the chief executive officer of Commonwealth Associates, a minority shareholder and director of the Fund, and Stephen J. Warner, a former executive officer of Commonwealth Associates and the former president of the Fund. The civil action, which was filed in federal court in the Southern District of New York, alleged fraud, breach of fiduciary duties and violations of the Investment Company Act of 1940. On December 24, 1996, the Fund and the defendants agreed to a settlement of the complaint, whereby Commonwealth Associates will make settlement payments to the Fund and the Trust totaling $1,150,000. In connection therewith, the Fund received $500,000 in December 1996. The remaining balance of the settlement payments is being paid in installments through December 15, 1997 and will earn interest at an annual rate of 4.50%. Through November 1, 1997, the Trust had received additional payments totaling $400,000. Commonwealth Associates has delivered securities to the Trust as collateral for the remaining payments. Such securities, which are held in escrow by the Trust, had a fair value that exceeded the remaining $250,000 balance due from the settlement agreement as of November 1, 1997. Additionally, as part of the settlement, the Fund and the defendants agreed to pursue claims against former counsel to the Fund. The Trust would be entitled to receive 50% of any recovery from such claims after the reimbursement to Commonwealth Associates of all costs and expenses associated with pursuing the claims.

The Fund is a creditor of PSSS, Inc. f/k/a Oh-La-La! Inc. ("PSSS"), which is the subject of proceedings under chapter 11 of the United States Bankruptcy Code pending in San Francisco, California (the "Bankruptcy Case"). In connection with the Bankruptcy Case, Oh-La-La! International, S.A. ("International"), one of PSSS's largest shareholders, has filed a precautionary proof of claim (the "Precautionary Proof of Claim"), on behalf of International and other similarly situated shareholders of PSSS, against, among others, the Trust, certain other creditors of PSSS, and parties involved in the intended underwriting for, and conduct of, an initial public offering which PSSS had anticipated would have occurred in or about 1994. The Precautionary Proof of Claim alleges a claim for damages as a result of, among other things, (a) the failure to effectuate the intended initial public offering, and (b) the Bankruptcy Court-approved sale of PSSS's assets, which was allegedly prejudicial to PSSS's shareholders. PSSS and International have taken no other action regarding this claim. The Trust denied liability for the claims set forth in the Precautionary Proof of Claim. A global settlement has been reached between and among PSSS, International, the Trust and several other parties, pursuant to which the Trust will have no liability for the claims set forth in the Precautionary Proof of Claim (the "Settlement"). The Settlement has been preliminarily approved by the Bankruptcy Court and is subject to final approval upon confirmation of a plan of liquidation. Recovery on account of the Trust's claims as a creditor of PSSS is contingent upon a number of factors beyond the Trust's control.

Regency Holdings (Cayman) Inc. ("Holdings") and Regency Maritime Corp. ("Maritime") (collectively "Regency") along with other related entities are debtors in a bankruptcy case pending in the United States Bankruptcy Court for the Southern District of New York, 95 B 45197 (TLB). In that bankruptcy case, Regency initiated an adversary proceeding against the Fund and certain other persons and entities to recover monies that it paid them on the ground that such payments constituted voidable preferences or fraudulent conveyances under the Bankruptcy Code. Holdings maintains that a payment made to the Fund between 90 days and one year prior to the filing of Regency's bankruptcy petition in the amount of $1,940,000 to satisfy a bridge loan the Fund made to Regency, is a voidable preference because Kamal Mustafa, the former president of the Fund, was a director of Regency (and therefore an insider) for a portion of the time that such amounts were due and owing. Holdings also maintains that such relationship had an impact on the decision to pay these amounts. Additionally, Holdings maintains that a payment of $145,728 made to the Fund to redeem certain warrants issued with respect to the loan transaction was made within 90 days of the filing of the bankruptcy petition and is therefore a voidable preference without regard to whether Mustafa was an insider. The Fund has served an answer denying the allegations of the amended complaint and is vigorously contesting Regency's claims. Pursuant to an order filed with the Bankruptcy Court, the Trust has set aside approximately $2.4 million in an interest-bearing cash account pending resolution by the Bankruptcy Court of the adversary proceeding. Substantial discovery has been undertaken. A limited trial, in part based upon written submissions, has been scheduled to address the validity of Regency's preference claims.

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



Date:         November 14, 1997