Form 10-K
period 1997-12-31
MICROCAP LIQUIDATING TRUST
filed 1998-03-30
CIK 1035916

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

For the transition period from February 25, 1997 to December 31, 1997 Commission file number 0-29120

                                                 MICROCAP LIQUIDATING TRUST
                                         (Successor to The MicroCap Fund, Inc.)
================================================================================
                         (Exact Name of Registrant as Specified in its Charter)

New York                                                             13-7110611
===============================================================================
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

c/o Raymond S. Troubh
Ten Rockefeller Plaza, Suite 712
New York, New York                                                     10020
==============================================================================
(Address of Principal Executive Offices)                             (Zip Code)

Registrant's Telephone Number, Including Area Code:  (800) 888-6534

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

                                                  Units of Beneficial Interest
================================================================================
                                                        (Title of class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of March 16, 1998, there were 2,427,281 units of beneficial interest of the MicroCap Liquidating Trust outstanding.



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

Pursuant to its Plan of Liquidation, which was approved at a special meeting of shareholders on July 23, 1996, the Fund transferred all of its existing and contingent assets and liabilities to the Trust, effective as of the close of business on February 24, 1997.

Also effective as of the close of business on February 24, 1997, the 2,188,085 common shares and 191,357 preferred shares of the Fund, outstanding on such date, were automatically deemed to represent 2,427,281 units of beneficial interest in the Trust (the "Units"). As a result, on February 24, 1997, each shareholder of the Fund received one Unit of the Trust for each share of the Fund's common stock held on such date and 1.25 Units of the Trust for each share of the Fund's preferred stock held on such date.

The Trust was organized for the sole purpose of liquidating the Fund's assets and winding up the Fund's affairs. The Trust will terminate upon the final liquidation of its remaining assets, payment of all liabilities and satisfaction of all outstanding claims and contingencies.

Cash Distributions

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

Portfolio Investments
On December 31, 1997, the Trust held four portfolio investments with an aggregate cost of $2,177,500 and a fair value of $1,622,500. During the period from February 25, 1997 to December 31, 1997 (the "1997 Period"), the Trust liquidated its investment in Bennett Environmental, Inc. and sold a portion of its investment in Unigene Laboratories, Inc. These transactions, discussed in more detail below, resulted in a net realized gain of $775,250 for the 1997 Period.

In June 1997, the Trust sold a covered call option for $37,500, allowing for the purchase of up to 307,500 common stock warrants of Unigene Laboratories, Inc. at a purchase price of $2.875 per warrant. In July 1997, a portion of the option was exercised for 140,000 warrants at $2.875 per warrant, or $402,500. The remaining portion of the option expired on July 30, 1997. The Trust realized a net gain of $440,000 as a result of these transactions.

In November 1997, the Trust sold its remaining 112,500 common shares of Bennett Environmental, Inc. for net proceeds of $382,500, or $3.40 per share. The Trust realized a net gain of $335,250 as a result of this sale.

Competition

The Trust is operating solely to liquidate its remaining assets and will not invest in any new portfolio companies, therefore, the Trust is not competing for new investment opportunities.

Employees
     The Trust has no employees. In July 1996, Raymond S. Troubh was appointed President, Chief Executive Officer, Treasurer, Secretary and Director of the Fund. All of the Fund's previous officers and all of its employees had resigned by the end of July 1996. Mr. Troubh held these offices through the Fund's date of termination and became the independent liquidating trustee of the Trust, with primary responsibility for the liquidation of its remaining assets.

Item 2.       Properties.

None

Item 3.       Legal Proceedings.

On April 19, 1996, the Fund filed a complaint against Commonwealth Associates, a registered broker-dealer and the underwriter of the Fund's initial public offering, Michael S. Falk, the chief executive officer of Commonwealth Associates, a minority shareholder and former director of the Fund, and Stephen
J. Warner, a former executive officer of Commonwealth Associates and the former president of the Fund. The civil action, which was filed in federal court in the Southern District of New York, alleged fraud, breach of fiduciary duties and violations of the Investment Company Act of 1940. On December 24, 1996, the Fund and the defendants agreed to a settlement of the complaint, whereby Commonwealth Associates made settlement payments to the Fund and the Trust totaling $1,150,000. In connection therewith, the Fund received $500,000 in December 1996 and an additional $650,000 in installments during 1997. Interest of $20,415 was also paid to the Trust with the final installment payment in December 1997. Additionally, as part of the settlement, the Fund and the defendants agreed to pursue claims against former counsel to the Fund. The Trust is entitled to receive 50% of any recovery from such claims after reimbursement to Commonwealth Associates of all costs and expenses associated with pursuing the claims.

The Trust is a creditor of PSSS, Inc., formerly Oh-La-La! Inc. ("PSSS"), which is the subject of proceedings under Chapter 11 of the United States Bankruptcy Code pending in San Francisco, California (the "Bankruptcy Case"). In connection with the Bankruptcy Case, Oh-La-La! International, S.A. ("International"), one of PSSS's largest shareholders, has filed a precautionary proof of claim (the "Precautionary Proof of Claim"), on behalf of International and other similarly situated shareholders of PSSS, against, among others, the Trust, certain other creditors of PSSS, and parties involved in the intended underwriting for, and conduct of, an initial public offering which PSSS had anticipated would have occurred in or about 1994. The Precautionary Proof of Claim alleges a claim for damages as a result of, among other things, (a) the failure to effectuate the intended initial public offering, and (b) the Bankruptcy Court-approved sale of PSSS's assets, which was allegedly prejudicial to PSSS's shareholders. PSSS and International have taken no other action regarding this claim. The Trust denied liability for the claims set forth in the Precautionary Proof of Claim. A global settlement has been reached between and among PSSS, International, the Trust and several other parties, pursuant to which the Trust will have no liability for the claims set forth in the Precautionary Proof of Claim (the "Settlement"). The Settlement has been preliminarily approved by the Bankruptcy Court and is subject to final approval upon confirmation of a plan of liquidation for PSSS. Recovery on account of the Trust's claims as a creditor of PSSS is contingent upon a number of factors beyond the Trust's control.

Regency Holdings (Cayman) Inc. ("Holdings") and Regency Maritime Corp. ("Maritime") (collectively "Regency") along with other related entities are debtors in a bankruptcy case pending in the United States Bankruptcy Court for the Southern District of New York, 95 B 45197 (TLB). In that bankruptcy case, Regency initiated an adversary proceeding against the Fund and certain other persons and entities to recover monies that it paid them on the ground that such payments constituted voidable preferences or fraudulent conveyances under the Bankruptcy Code. Holdings maintains that a payment made to the Fund between 90 days and one year prior to the filing of Regency's bankruptcy petition in the amount of $1,940,000 to satisfy a bridge loan the Fund made to Regency, is a voidable preference because Kamal Mustafa, the former president of the Fund, was a director of Regency (and therefore an insider) for a portion of the time that such amounts were due and owing. Holdings also maintains that such relationship had an impact on the decision to pay these amounts. Additionally, Holdings maintains that a payment of $145,728 made to the Fund to redeem certain warrants issued with respect to the loan transaction was made within 90 days of the filing of the bankruptcy petition and is therefore a voidable preference without regard to whether Mustafa was an insider. The Fund has served an answer denying the allegations of the amended complaint and is vigorously contesting Regency's claims. Pursuant to an order filed with the Bankruptcy Court, the Trust has set aside approximately $2.4 million in an interest-bearing cash account pending resolution by the Bankruptcy Court of the adversary proceeding. Substantial discovery has been undertaken. A limited trial based upon written submissions to address the validity of Regency's preference claims was held in December 1997 and resulted in a judgment in favor of the Trust, dismissing the preference claims with prejudice. It is expected that a trial on the fraudulent conveyance claims will be held during 1998.

Item 4.       Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of Unit holders during the last quarter of the period covered by this report.
                                                             PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

There were 2,427,281 units of beneficial interest of the MicroCap Liquidating Trust (the "Units") outstanding as of March 16, 1998. Units of the Trust (CUSIP# 59501M) became listed securities on the OTC Bulletin Board for over-the counter securities as of April 30, 1997.

The following table sets forth, for each of the periods indicated, the high and low closing bid prices for the Units as reported by NASDAQ since April 30, 1997. These per Unit quotations represent inter-dealer prices on the over-the-counter market, do not include retail markups, markdowns, or commissions and may not represent actual transactions.

                                                                                 Price Per Unit
                                                                           High                   Low
Period from April 30, 1997 to December 31, 1997:
    April 30, 1997 to June 30, 1997                                      $   2.25              $   0.38
    Third quarter                                                            2.13                  0.69
    Fourth quarter                                                           1.19                  0.75
    Period from January 1, 1998 to March 16, 1998                            1.00                  0.81

As of March 16, 1998, there were 9 Unit holders of record of the Trust. Certain holders of record held Units for approximately 255 beneficial owners.

Item 6.       Selected Financial Data.


                                                                  Period From                                           Period From
                                                                Mar. 1, 1996 to      Fiscal Year     Fiscal Year       Mar. 19, 1993
                                              Period From        Feb. 24, 1997       Ended             Ended          (Commencement
                                             Feb. 25, 1997         (Date of           Feb. 29,        Feb. 28,     of Operations) to
                                              to Dec. 31,        Termination)           1996             1995         Feb. 28, 1994
                                                 1997            (Predecessor)      (Predecessor)   (Predecessor)      (Predecessor)
                                           ---------------       ------------       ------------    ------------    ----------------

Operating Data:
Net ivestment income (loss) (interest and
dividend income less operating expenses)   $    (173,067)     $   (1,243,927)    $    (313,174)    $    220,352       $      55,079

Net realized gain (loss) from portfolio investments775,250          3,972,372        (1,061,009)        (161,149)        (1,557,030)

Change in net unrealized appreciation or
   (depreciation) of investments                (1,026,843)         (1,684,806)        2,121,261          548,448          (513,060)

Net realized and unrealized gain (loss) from
   portfolio investments                          (251,593)          2,287,566         1,060,252          387,299        (2,070,090)

Net increase (decrease) in net assets resulting
   from operations                                (424,660)          1,043,639           747,078          607,651        (2,015,011)

Cash distributions                               2,427,281           8,495,486                 -          440,800                  -

Per Unit or Common Equivalent Share*:
Net investment income (loss)                   $     (.07)          $     (.51)        $    (.13)        $    .10           $    .03

Net realized and unrealized gain (loss) from
   portfolio investments                             (.10)                 .94               .44              .18              (.94)

Net increase (decrease) in net assets resulting
   from operations                                  (.17)                 .43               .31              .28               (.91)

Cash distributions                                  1.00                 3.50              -                 .20               -


                                                               Feb. 24, 1997
                                                                 (Date of
                                                             Termination)       Feb. 29, 1996     Feb. 28, 1995       Feb. 28, 1994
                                        Dec. 31, 1997        (Predecessor)      (Predecessor)     (Predecessor)       (Predecessor)
Balance Sheet Data:
Total assets                              $    7,084,047       $   10,968,644    $   17,568,711   $   18,054,440     $    17,739,168

Net assets                                     6,931,370            9,783,311        17,235,158       17,715,073          17,548,222

Cash and cash equivalents                      5,442,020            7,571,246         9,878,280        9,033,750           4,475,544

Portfolio investments at fair value            1,622,500            2,696,593         6,939,805        8,371,350          11,645,538

Per Unit or Common Equivalent Share**:
Net assets                                    $     2.86           $     4.03         $    7.25        $    8.04           $   7.96

* Based on weighted average number of Units or common equivalent shares outstanding for each respective period. ** Based on number of Units or common equivalent shares outstanding as of the period end date.

Item 7.       Management's Discussion and Analysis of Financial Condition and
               Results of Operations.

Liquidity and Capital Resources

On December 31, 1997, the MicroCap Liquidating Trust (the "Trust") had cash and cash equivalents totaling $5,442,020, of which $2,790,218 is restricted due to certain contingencies, as discussed below. The Trust's cash balances are invested in U.S. Treasury Bills or overnight repurchase agreements collateralized by securities issued by the U.S. Government or its agencies. Interest earned from such investments for the period from February 25, 1997 to December 31, 1997 (the "1997 Period") totaled $270,147. Interest earned from such investments held by The MicroCap Fund, Inc. (the "Fund"), the predecessor entity to the Trust, for the period from March 1, 1996 to February 24, 1997, the Fund's termination date, ("Fiscal 1997") and for the period from March 1, 1995 to February 28, 1996 ("Fiscal 1996"), totaled $450,528 and $444,621, respectively . Interest earned from such cash equivalent balances in future periods is subject to fluctuations in short-term interest rates and changes in cash equivalent balances held by the Trust.

The restricted cash and cash equivalents balance of approximately $2.8 million at December 31, 1997 is comprised of $2.4 million relating to the Regency Holdings (Cayman) Inc. litigation, $250,000 relating to certain indemnification agreements with Mr. Raymond S. Troubh, the Trustee of the Trust, and certain of the Fund's former directors and officers and $120,000 relating to the potential reimbursement of out-of-pocket expenses of a shareholder group that had solicited proxies in opposition to the Fund's Plan of Liquidation. See Notes 4 and 5 of the Notes to Financial Statements for additional information.

On July 15, 1997, the Trust paid an interim liquidating distribution totaling $2,427,281, or $1.00 per Unit, to unit holders of record on June 30, 1997. The Trust expects to make additional cash distributions to beneficiaries as its remaining assets are liquidated, subject to maintaining an adequate reserve for all current and contingent liabilities.

Results of Operations

Realized and Unrealized Gains and Losses from Portfolio Investments - For the 1997 Period, the Trust had a net realized and unrealized loss from its portfolio investments of $251,593. For Fiscal 1997 and Fiscal 1996, the Fund had a net realized and unrealized gain from its portfolio investments of $2,287,566 and $1,060,252, respectively.

1997 Period:
The $251,593 net realized and unrealized loss for the 1997 Period was comprised of a $775,250 net realized gain from the sale of certain portfolio investments during the 1997 Period, as discussed below. These realized gains were more than offset by a $1,026,843 decrease to net unrealized appreciation of portfolio investments during the 1997 Period, as discussed below.

In June 1997, the Trust sold a covered call option for $37,500, allowing for the purchase of up to 307,500 common stock warrants of Unigene Laboratories, Inc. at a purchase price of $2.875 per warrant. In July 1997, a portion of the option was exercised for 140,000 warrants at $2.875 per warrant, or $402,500. The remaining portion of the option expired on July 30, 1997. The Trust realized a net gain of $440,000 as a result of these transactions. In November 1997, the Trust sold its remaining 112,500 common shares of Bennett Environmental, Inc. for $382,500, or $3.40 per share, resulting in a realized gain of $335,250.

During the 1997 Period, the Trust had a $1,026,843 net decrease in the net unrealized appreciation of its remaining portfolio investments. Such decrease included a $623,438 net downward revaluation of the Trust's holdings of Unigene Laboratories, Inc., and a net transfer of $403,405 from unrealized gain to realized gain relating to the portfolio investments sold during the 1997 Period, as discussed above.

Fiscal 1997:
The Fund's $2,287,566 net realized and unrealized gain for Fiscal 1997 was comprised of a $3,972,372 net realized gain from the sale of certain portfolio investments during the period, as discussed below. This gain was partially offset by a $1,684,806 decrease to net unrealized appreciation of portfolio investments during Fiscal 1997, as discussed below.

The $3,972,372 net gain realized during Fiscal 1997 was comprised of the following transactions:
     The Fund sold 12,500 common shares of Accumed International, Inc. and warrants to purchase 250,000 shares of Accumed common stock for $517,189, realizing a gain of $444,872. On April 23, 1996, Shells Seafood Restaurants, Inc. completed its initial public offering of common stock at $5.00 per share. In connection with the offering, the Fund received $1,617,195, representing repayment of its $1,310,000 senior note and accrued interest thereon. Additionally, in July 1996, the Fund sold its remaining investment in Shells for $2,700,000, realizing a gain of $2,110,000. On July 1, 1996, the Fund transferred warrants to purchase 60,000 shares of
    Unigene Laboratories, Inc. common stock to certain individuals for payment of consulting and portfolio transaction costs incurred in connection with the Fund's investment in Unigene. This transaction resulted in a $105,000 gain, which was equally offset by $105,000 of consulting fee expense recorded by the Fund over several prior fiscal quarters.
     In July 1996, the Fund received $163,205 from International Communication Technologies, Inc., representing repayment of the $150,000 note due to the Fund along with accrued interest thereon.
     In January 1997, the Fund sold its 150,000 common shares of Optiva Corp. in a private transaction for $1,800,000, realizing a gain of $1,312,500.

The Fund's $1,684,806 net decrease in net unrealized appreciation of portfolio investments for Fiscal 1997 includes a $158,439 net unrealized gain due to the net upward revaluation of certain portfolio investments during the period, primarily Unigene Laboratories, Inc. This increase to net unrealized appreciation of investments was more than offset by the net transfer of $1,526,367 from unrealized gain to realized gain relating to the portfolio investments sold during Fiscal 1997, as discussed above.

Fiscal 1996:
The $1,060,252 net realized and unrealized gain for Fiscal 1996 was comprised of a $1,061,009 net realized loss from the sale and write-off of certain portfolio investments during the period, as discussed below. This loss was more than offset by a $2,121,261 increase to net unrealized appreciation of portfolio investments for Fiscal 1996, as discussed below.

The $1,061,009 net loss realized during Fiscal 1996 was comprised of the following transactions:
     In March 1995, the Fund sold its $250,000 investment in SR Communications Corp. for $200,000 and a $40,000 non-interest bearing promissory note. The Fund realized a $14,000 loss and recorded $4,000 of interest income from this transaction. In May 1995, the Fund sold its 337,500 common shares of Silverado Foods, Inc. in a private transaction for $822,656, realizing a gain of $672,656. In June 1995, the Fund wrote-off its investments in Radiator King International, Inc. and Weir-Jones Marketing, Inc. due to continued business and financial difficulties at these companies. The Fund realized a loss of $1,010,000 in Fiscal 1996 from the write-off of these two investments. In September 1995, the Fund sold its 55,555 common shares of YES! Entertainment Corporation for $305,538, realizing a loss of $393,662. In October 1995, the Fund sold 150,000 common shares of Accumed International, Inc. (formerly Alamar Biosciences, Inc.) for $159,375, realizing a loss of $128,081. In November 1995, the Fund received $145,728 for the redemption of its 291,456 common stock warrants of Regency Holdings (Cayman) Inc., resulting in a realized gain of $145,728. In December 1995, the Fund sold its $1,200,000 promissory note and warrant to purchase
900,000 common shares of Bennett Environmental U.S., Inc. in a private transaction for $820,000 and 450,000 common shares of Bennett Environmental. This transaction resulted in a realized loss of $333,650 for Fiscal 1996.
The Fund's $2,121,261 net increase in net unrealized appreciation of portfolio investments for Fiscal 1996 includes a $1,850,261 net unrealized gain due to the net upward revaluation of certain portfolio investments during the year, primarily Shells Seafood Restaurants, Inc., which completed its initial public offering in April 1996. Net unrealized appreciation of portfolio investments also increased due to the net transfer of $271,000 from unrealized loss to realized loss relating to the portfolio investments sold or written-off during Fiscal 1996, as discussed above.

Investment Income and Expenses
For the 1997 Period, the Trust had a net investment loss (interest and dividend income less operating expenses) of $173,067. For Fiscal 1997 and Fiscal 1996, the Fund had a net investment loss of $1,243,927 and $313,174, respectively.

The significantly reduced net investment loss of $173,067 for the 1997 Period as compared to $1,243,927 for Fiscal 1997 primarily reflects the termination of the ongoing operations of the Fund, the adoption of its Plan of Liquidation and transfer of its remaining assets to the Trust, as discussed above.

Total investment income for the 1997 Period was $304,556 as compared to $1,692,225 for Fiscal 1997. The decrease in investment income primarily was due to the recognition of $1,150,000 of other income during Fiscal 1997 relating to a litigation settlement, as discussed in detail in Note 4 of Notes to Financial Statements. Additionally, interest income from short-term investments was reduced by $180,381, reflecting the shorter 1997 Period of approximately 10 months compared to the almost complete full year period for Fiscal 1997, and reduced cash equivalent balances held during the 1997 Period as compared to the amount for Fiscal 1997. Interest income is expected to continue to decline as the Trust continues with the liquidation of its remaining assets and subsequent distribution of such proceeds to Unit holders. The Trust had no interest or dividend income from portfolio investments for the 1997 Period, since it held no interest earning portfolio securities during the 1997 Period.

The operating expenses of the Trust for the 1997 Period were $477,623 as compared to $2,936,152 for Fiscal 1997. The decrease in operating expenses primarily is attributable to two major factors. First, a significant decrease in legal fees was incurred during the 1997 Period compared to Fiscal 1997. Legal fees incurred during Fiscal 1997 totaled $1,991,383, as compared to $167,602 for the 1997 Period. The Fund incurred significant legal fees during Fiscal 1997 from (i) several legal proceedings involving the Fund (see Notes 4 and 5 of Notes to Financial Statements), (ii) continued restructuring of certain of the Fund's portfolio investments during Fiscal 1997, (iii) matters relating to the Fund's July 23, 1996 special meeting of shareholders and Plan of Liquidation and
(iv) preparation and issuance of the Information Statement relating to the establishment of the Trust. Secondly, certain operating expenses of the Fund, other than legal fees, are no longer incurred by the Trust. These expenses include salary expense, amortization expense, directors fees, insurance, consulting fees and certain other expenses. Expenses, other than legal fees, incurred for the 1997 Period totaled $310,021, as compared to $944,769 for Fiscal 1997.

The increase in net investment loss for Fiscal 1997 compared to Fiscal 1996 was due to a $1,772,508 increase in operating expenses, which exceeded an $841,755 increase in investment income. The increase in operating expenses primarily is attributable to the significant increase in legal fees during Fiscal 1997, as discussed above. The $841,755 increase in investment income for Fiscal 1997 compared to Fiscal 1996 primarily is due to the recognition of $1,150,000 of other income relating to a litigation settlement, as discussed above. This income was partially offset by a decline in interest and dividend income from portfolio investments of $369,271 due to the reduced amount of interest earning portfolio securities held by the Fund during Fiscal 1997 as compared to Fiscal 1996.

Net Assets
For the 1997 Period, the Trust had a $424,660 decrease in net assets resulting from operations, comprised of the $251,593 net realized and unrealized loss from portfolio investments and the $173,067 net investment loss. The Trust's net assets also were reduced by the $2,427,281 cash distribution made to unit holders on July 15, 1997. As a result, the Trust's net assets were $6,931,370 at December 31, 1997, representing a decrease of $2,851,941 from net assets of $9,783,311 at February 24, 1997, the Fund's termination date.

On a per Unit basis, the results of operations for the 1997 Period decreased the Trust's net assets by $.17 per Unit and the cash distribution paid to Unit holders on July 15, 1997 reduced the Trust's net assets by $1.00 per Unit. As a result, the Trust's net asset value was $2.86 per Unit as of December 31, 1997, down $1.17 from $4.03 as of February 24, 1997.

Summary of Portfolio Transaction and Change in Net Assets during the 1997 Period

Portfolio transactions completed during the 1997 Period, resulted in a realized gain of $775,250. As shown below, these transactions returned $822,500 to the Trust and increased its net asset value for the period by $371,845. This increase in the Trust's net assets was more than offset by a $623,438 net decrease in net assets resulting from the downward revaluation of the Trust's investment in Unigene Laboratories, Inc., as shown below. The completed portfolio transactions and revaluations decreased the Trust's net asset value on a net basis by $251,593 for the 1997 Period.

                                                                                                         Effect on
                                                      1997 Period              Fair Value                 Net Assets
Investment                                             Proceeds                at 2/24/97             for the 1997 Period
-------------------------------------------------------------------------------------------------------------------------
Sales during the 1997 period:
----------------------------
Unigene Laboratories, Inc.                         $       440,000           $      358,750            $        81,250
Bennett Environmental, Inc.                                382,500                   91,905                    290,595
                                                   ---------------           --------------            ---------------
Sub-total from sales                               $       822,500           $      450,655                    371,845
                                                   ===============           ==============            ---------------


Revaluations during the 1997 period:
Unigene Laboratories, Inc. (Warrants)                                                                              (623,438)
Sub-total from portfolio transactions                                                                              (251,593)

Net investment loss for the 1997 Period                                                                            (173,067)
                                                                                                            ---------------
Change in Net Assets for the 1997 Period                                                                    $      (424,660)
                                                                                                            ===============


For Fiscal 1997, the Fund had a net increase in net assets resulting from operations of $1,043,639, comprised of the net realized and unrealized gain from portfolio investments of $2,287,566 offset by the net investment loss of $1,243,927. Additionally, the cash distribution paid to shareholders on August 30, 1996 also reduced the Fund's net assets by $8,495,486. As a result, the Fund's net assets were $9,783,311, or $4.03 per common equivalent share, as of February 24, 1997, down from $17,235,158, or $7.25 per common equivalent share, as of February 29, 1996.

For Fiscal 1996, the Fund had a net increase in net assets resulting from operations of $747,078, comprised of the net realized and unrealized gain from portfolio investments of $1,060,252 offset by the net investment loss of $313,174. This increase was more than offset by a $1,226,993 decrease in net assets resulting from the repurchase by the Fund of 290,227 shares of its own common stock in the public market during Fiscal 1996. As a result, the Fund's net assets decreased $479,915 to $17,235,158 at February 29, 1996, or $7.25 per common equivalent share.

Item 8.  Financial Statements and Supplementary Data.



                           MICROCAP LIQUIDATING TRUST
                     (Successor to The MicroCap Fund, Inc.)
                                      INDEX


Independent Auditors' Report

Statements of Assets and Liabilities as of December 31, 1997 and February 24, 1997 (Date of Termination) (Predecessor)

Schedules of Portfolio Investments as of December 31, 1997 and February 24, 1997 (Date of Termination) (Predecessor)

Statements of Operations for the period from February 25, 1997 to December 31, 1997, for the period from March 1, 1996 to February 24, 1997 (Date of Termination) (Predecessor) and for the fiscal year ended February 29, 1996 (Predecessor)

Statements of Changes in Net Assets for the period from February 25, 1997 to December 31, 1997, for the period from March 1, 1996 to February 24, 1997 (Date of Termination) (Predecessor) and for the fiscal year ended February 29, 1996 (Predecessor)

Statements of Cash Flows for the period from February 25, 1997 to December 31, 1997, for the period from March 1, 1996 to February 24, 1997 (Date of Termination) (Predecessor) and for the fiscal year ended February 29, 1996 (Predecessor)

Notes to Financial Statements

Note - All schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT




MicroCap Liquidating Trust

We have audited the accompanying statements of assets and liabilities, including the schedules of portfolio investments, of the MicroCap Liquidating Trust (the "Trust") as of December 31, 1997 and The MicroCap Fund, Inc. (the "Fund") as of February 24, 1997 (Date of Termination), and the related statements of operations, changes in net assets and cash flows of the Trust for the period from February 25, 1997 to December 31, 1997 and for the Fund for the period from March 1, 1996 to February 24, 1997 (Date of Termination) and for the year ended February 29, 1996. These financial statements are the responsibility of the Trust's and the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned at December 31, 1997 and February 24, 1997 by correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust at December 31, 1997 and the Fund at February 24, 1997 (Date of Termination) and the results of the Trust's operations, changes in net assets and cash flows for the period from February 25, 1997 to December 31, 1997 and for the Fund for the period from March 1, 1996 to February 24, 1997 (Date of Termination) and for the year ended February 29, 1996 in conformity with generally accepted accounting principles.

As explained in Note 2, the financial statements include securities valued at $1,622,500 and $2,696,593 at December 31, 1997 and February 24, 1997 (Date of
Termination), respectively, representing 23% and 28% of net assets, respectively, whose values have been estimated by the Trustee of the Trust as of December 31, 1997 and by the Board of Directors of the Fund as of February 24, 1997 in the absence of readily ascertainable market values. We have reviewed the procedures used by the Trustee and the Board of Directors in arriving at the estimated value of such securities and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.



Deloitte & Touche LLP

New York, New York
February 20, 1998

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF ASSETS AND LIABILITIES
As of December 31, 1997 and February 24, 1997 (Date of Termination)


                                                                                                                 February 24,
                                                                                             December 31,      1997
                                                                                                 1997            (Predecessor)
ASSETS

Portfolio investments at fair value (cost $2,177,500 at December 31,
   1997 and cost $2,224,750 at February 24, 1997)                                           $     1,622,500    $      2,696,593
Cash and cash equivalents - unrestricted                                                          2,651,802           4,781,028
Cash and cash equivalents - restricted                                                            2,790,218           2,790,218
Accrued interest receivable                                                                          18,644              25,959
Receivable from settlement agreement                                                                      -             650,000
Other assets                                                                                            883              24,846
                                                                                            ---------------    ----------------
   Total assets                                                                                   7,084,047          10,968,644
                                                                                            ---------------    ----------------

LIABILITIES

Accounts payable - legal                                                                             87,015           1,076,982
Accounts payable - other                                                                             65,662             108,351
                                                                                            ---------------    ----------------
   Total liabilities                                                                                152,677           1,185,333
                                                                                            ---------------    ----------------

NET ASSETS IN LIQUIDATION                                                                   $     6,931,370    $      9,783,311
                                                                                            ===============    ================


Net assets per Unit of beneficial interest or
   common equivalent share                                                                       $     2.86         $    4.03
                                                                                                 ==========         =========

Number of Units of beneficial interest or
   common equivalent share                                                                        2,427,281          2,427,281
                                                                                                  =========          =========






See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
SCHEDULE OF PORTFOLIO INVESTMENTS
As of December 31, 1997

                                                                                                                         % of
Issuer / Position                                                                   Cost              Fair Value       Net Assets(1)

Publicly-Held Securities: (A)

Unigene Laboratories, Inc. (B)
Warrant to purchase 475,000 shares of Common Stock
   at $1.375, expiring 7/7/00                                                   $           0       $      593,750       8.57%
                                                                                -------------       --------------     -------

YES! Entertainment Corporation
Warrant to purchase 11,437 shares of Common Stock
   at $15.30 per share, expiring 7/16/98                                                    0                    0           0%
                                                                                -------------       --------------   ----------

Privately-Held Securities:

First Colony Acquisition Corp. (C)
106,562 shares of Series A1 Preferred Stock                                           594,174              297,087
240,179 shares of Series B1 Preferred Stock                                         1,343,326              671,663
Warrant to purchase 7,560 shares of Common Stock
   at $5.00, expiring 1/24/00                                                               0                    0
                                                                                -------------       --------------
                                                                                    1,937,500              968,750      13.98%
                                                                                -------------       --------------    --------
Oh-La-La! Inc.
9% Convertible Senior Note                                                            140,000               34,800
9% Convertible Senior Note                                                            100,000               25,200
                                                                                -------------       --------------
                                                                                      240,000               60,000     .87%
                                                                                -------------       -----------------------

Total Portfolio Investments(D)                                                  $   2,177,500       $    1,622,500      23.42%
                                                                                =============       ==============    ========



(1) Represents fair value as a percentage of net assets.

(A) In November 1997, the Trust sold its remaining investment in Bennett Environmental, Inc. for net proceeds of $382,500, or $3.40 per share. The Trust realized a net gain of $335,250 as a result of this transaction.

(B) In June 1997, the Trust sold a covered call option for $37,500, allowing for the purchase of up to 307,500 common stock warrants of Unigene Laboratories, Inc. at a purchase price of $2.875 per warrant. In July 1997, a portion of the option was exercised for 140,000 warrants at $2.875 per warrant, or $402,500. The remaining portion of the option expired on July 30, 1997. The Trust realized a net gain of $440,000 as a result of these transactions.

(C) On July 31, 1997, due to a financial restructuring of First Colony Acquisition Corp., the Trust's convertible 6% promissory note was exchanged for 240,179 shares of the company's Series B1 preferred stock.

(D) All portfolio securities held at December 31, 1997 are non-income producing.


     See notes to financial statements.

THE MICROCAP FUND, INC. (Predecessor)
SCHEDULE OF PORTFOLIO INVESTMENTS
As of February 24, 1997 (Date of Termination)


                                                                                                                            % of
Issuer / Position                                                                 Cost              Fair Value        Net Assets(1)

Publicly-Held Securities:

Bennett Environmental Inc.
112,500 shares of Common Stock                                                   $     47,250       $       91,905        .94%
                                                                                -------------       --------------

Unigene Laboratories, Inc.
Warrant to purchase 615,000 shares of Common Stock
   at $1.375, expiring 7/7/00                                                               0            1,575,938      16.11%
                                                                                -------------       --------------

YES! Entertainment Corporation
Warrant to purchase 11,437 shares of Common Stock
   at $15.30 per share, expiring 7/16/98                                                    0                    0           0%
                                                                                -------------       --------------


Privately-Held Securities:

First Colony Acquisition Corp.
106,562 shares of Preferred Stock                                                     594,174              297,087
6% Convertible Promissory Note due 11/1/97                                          1,343,326              671,663
Warrant to purchase 7,560 shares of Common Stock
   at $5.00, expiring 1/24/00                                                               0                    0
                                                                                -------------       --------------
                                                                                    1,937,500              968,750       9.90%
                                                                                -------------       --------------
Oh-La-La! Inc.
9% Convertible Senior Note                                                            140,000               34,800
9% Convertible Senior Note                                                            100,000               25,200
                                                                                -------------       --------------
                                                                                      240,000               60,000     .61%
                                                                                -------------       -------------- --------

Total Portfolio Investments                                                     $   2,224,750       $    2,696,593      27.56%
                                                                                =============       ==============      ======


(1) Represents fair value as a percentage of net assets.


See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF OPERATIONS
For the Period from February 25, 1997 to December 31, 1997 and for the Period from March 1, 1996 to February 24, 1997 (Date of Termination) and for the Fiscal Year Ended February 29, 1996

                                                                                                             Fiscal Year
                                                                   February 25,      March 1, 1996         Ended
                                                                      1997 to          to February 24,      February 29,
                                                                   December 31,      1997                  1996
                                                                       1997             (Predecessor)       (Predecessor)
INVESTMENT INCOME AND EXPENSES

Income:
   Interest from U.S. Treasury Bills and
      repurchase agreements                                       $      270,147      $      450,528       $     444,621
   Interest and dividends from portfolio
      investments                                                              -              36,578             405,849
   Other interest income                                                  15,467                   -                   -
   Other income                                                           18,942           1,205,119                   -
                                                                  --------------      --------------       -------------
   Total income                                                          304,556           1,692,225             850,470
                                                                  --------------      --------------       -------------

Expenses:
   Administrative expenses                                                73,498             125,741             167,113
   Legal fees                                                            167,602           1,991,383             384,993
   Accounting fees                                                        63,825              96,805              61,169
   Trustee fees                                                          148,035             127,319                   -
   Transfer agent and custodian fees                                      17,461              22,392              23,332
   Mailing and printing                                                    4,677              66,972              16,308
   Other operating expenses                                                2,525              89,012              46,163
   Salary expense                                                              -             178,919             328,901
   Amortization of deferred
      organizational costs                                                     -              80,608              39,372
   Directors' fees and expenses                                                -              47,879              13,665
   Consulting fees                                                             -              74,400              56,103
   Insurance expense                                                           -              34,722              26,525
                                                                  --------------      --------------       -------------
   Total expenses                                                        477,623           2,936,152           1,163,644
                                                                  --------------      --------------       -------------

NET INVESTMENT LOSS                                                     (173,067)         (1,243,927)           (313,174)
                                                                  --------------      --------------       -------------

NET REALIZED AND UNREALIZED GAIN
   (LOSS) FROM PORTFOLIO INVESTMENTS

   Net realized gain (loss) from portfolio
     investments                                                         775,250           3,972,372          (1,061,009)
   Change in net unrealized appreciation or
     (depreciation) of investments                                    (1,026,843)         (1,684,806)          2,121,261
                                                                  --------------      --------------       -------------
   Net realized and unrealized (loss) gain
     from portfolio investments                                         (251,593)          2,287,566           1,060,252
                                                                  --------------      --------------       -------------

NET (DECREASE) INCREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                                      $     (424,660)     $    1,043,639       $     747,078
                                                                  ==============      ==============       =============

See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF CHANGES IN NET ASSETS
For the Period from February 25, 1997 to December 31, 1997 and for the Period from March 1, 1996 to February 24, 1997 (Date of Termination) and for the Fiscal Year Ended February 29, 1996


                                                                                           March 1,            Fiscal Year
                                                                     February 25,      1996 to              Ended
                                                                        1997 to          February 24,         February 29,
                                                                     December 31,      1997                 1996
                                                                         1997            (Predecessor)         (Predecessor)

Change in net assets resulting from operations:

Net investment loss                                               $       (173,067)    $     (1,243,927)    $      (313,174)
Net realized gain (loss) from portfolio investments                        775,250            3,972,372          (1,061,009)
Change in net unrealized appreciation or (depreciation)
   of portfolio investments                                             (1,026,843)          (1,684,806)          2,121,261
                                                                  ----------------     ----------------     ---------------
Net (decrease) increase in net assets resulting from
   operations                                                             (424,660)           1,043,639             747,078
                                                                  ----------------     ----------------     ---------------

Change in net assets from distributions:

Cash distributions paid                                                 (2,427,281)          (8,495,486)                  -
                                                                  ----------------     ----------------     ---------------

Change in net assets from capital stock transactions:

Common stock repurchased                                                         -                    -          (1,226,993)
                                                                  ----------------     ----------------     ---------------

Net decrease in net assets for the period                               (2,851,941)          (7,451,847)           (479,915)

Net assets in liquidation at beginning of period                         9,783,311           17,235,158          17,715,073
                                                                  ----------------     ----------------     ---------------

NET ASSETS IN LIQUIDATION AT
END OF PERIOD                                                     $      6,931,370     $      9,783,311     $    17,235,158
                                                                  ================     ================     ===============

Net assets per Unit of beneficial interest or
   common equivalent share                                               $   2.86             $   4.03              $  7.25
                                                                         ========             ========              =======

Number of Units of beneficial interest or
   common equivalent shares                                              2,427,281            2,427,281           2,376,609
                                                                     =============       ==============       =============




See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF CASH FLOWS
For the Period from February 25, 1997 to December 31, 1997 and for the Period from March 1, 1996 to February 24, 1997 (Date of Termination) and for the Fiscal Year Ended February 29, 1996


                                                                                          March 1,           Fiscal Year
                                                                     February 25      1996 to             Ended
                                                                       1997 to          February 24,        February 29,
                                                                    December 31,      1997                1996
                                                                         1997           (Predecessor)       (Predecessor)

CASH FLOWS USED FOR
   OPERATING ACTIVITIES

Net investment loss                                               $      (173,067)    $   (1,243,927)     $     (313,174)
Adjustments to reconcile net investment loss
   to cash used for operating activities:
(Decrease) increase in accounts payable and other liabilities     (1,032,656)         851,780             (5,814)
Decrease (increase) in accounts receivable and other assets               668,557           (130,265)            (41,763)
Depreciation expense                                                       12,721              5,103                 480
Amortization of deferred organizational costs                                   -             80,608              39,372
Amortization of discount on accounts receivable                                 -                  -              (4,000)
                                                                  ---------------     --------------      --------------
Cash flows used for operating activities                                 (524,445)          (436,701)           (324,899)
                                                                  ---------------     --------------      --------------

CASH FLOWS PROVIDED FROM
   INVESTING ACTIVITIES

Net proceeds from the sale of portfolio investments                       822,500          4,676,564           2,393,922
Repayment of notes                                                              -          2,000,000           3,940,000
Purchase of portfolio investments                                               -            (51,411)         (3,937,500)
                                                                  ---------------     --------------      --------------
Cash flows provided from investing activities                             822,500          6,625,153           2,396,422
                                                                  ---------------     --------------      --------------

CASH FLOWS USED FOR FINANCING
   ACTIVITIES

Cash distributions paid                                                (2,427,281)        (8,495,486)                  -
Common stock repurchased                                                        -                  -          (1,226,993)
                                                                  ---------------     --------------      --------------
Cash flows used for financing activities                               (2,427,281)        (8,495,486)         (1,226,993)
                                                                  ---------------     --------------      --------------

(Decrease) increase in cash and cash equivalents                       (2,129,226)        (2,307,034)            844,530
Cash and cash equivalents at beginning of period                        7,571,246          9,878,280           9,033,750
                                                                  ---------------     --------------      --------------

CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                                      $     5,442,020     $    7,571,246      $    9,878,280
                                                                  ===============     ==============      ==============

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

Pursuant to its Plan of Liquidation, which was approved at a special meeting of shareholders on July 23, 1996, the Fund transferred all of its remaining assets and its remaining fixed and contingent liabilities to the Trust, effective as of the close of business on February 24, 1997, the Fund's termination date.

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

 2.   Significant Accounting Policies

Valuation of Investments - Portfolio investments are carried at fair value as determined quarterly by the Trustee. The fair value of each publicly-held portfolio security is adjusted to the closing public market price on the last day of the calendar quarter discounted by a factor of 0% to 20% for sales restrictions, if any. Factors considered in the determination of an appropriate discount include: underwriter lock-up, affiliate status by owning greater than 10% of the outstanding shares of a portfolio security, and other liquidity factors such as the size of the Trust's position in a given portfolio company compared to the trading history of the public security. Privately-held portfolio securities are carried at cost until significant developments affecting the portfolio company provide a basis for change in valuation, including adjustments to reflect meaningful third-party transactions in the private market.

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

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
NOTES TO FINANCIAL STATEMENTS - continued

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

3.     Related Party Transactions
In July 1996, the Fund entered into an agreement with Raymond S. Troubh, whereby Mr. Troubh provided management services to the Fund in connection with its Plan of Liquidation and has continued to provide such services to the Trust during its liquidation. For services rendered under the agreement, Mr. Troubh receives $8,500 per month, plus 1% of the amount of each distribution (other than the initial distribution paid by the Fund on August 30, 1996), plus a percentage of any proceeds of sale or other revenues received by the Fund or the Trust in excess of the investment in the particular asset. Mr. Troubh was paid 5% of such excess for amounts received in 1996 and 1997 and will be paid 4% in 1998, 2% in 1999 and 0% thereafter.

During the periods reported for the Fund, each non-affiliated director of the Fund's Board of Directors received an annual fee of $2,500 and $250 for each meeting of the Board of Director's and each committee meeting of the Board attended. Each non-affiliated director also received reimbursement for all out-of-pocket costs incurred to attend such meetings.

4.     Litigation
On April 19, 1996, the Fund filed a complaint against Commonwealth Associates, a registered broker-dealer and the underwriter of the Fund's initial public offering, Michael S. Falk, the chief executive officer of Commonwealth Associates, a minority shareholder and former director of the Fund, and Stephen
J. Warner, a former executive officer of Commonwealth Associates and the former president of the Fund. The civil action, which was filed in federal court in the Southern District of New York, alleged fraud, breach of fiduciary duties and violations of the Investment Company Act of 1940. On December 24, 1996, the Fund and the defendants agreed to a settlement of the complaint, whereby Commonwealth Associates made settlement payments to the Fund and the Trust totaling $1,150,000. In connection therewith, the Fund received $500,000 in December 1996 and an additional $650,000 in installments during 1997. Interest of $20,415 was also paid to the Trust with the final installment payment in December 1997. As part of the settlement, the Fund and the defendants agreed to pursue claims against former counsel to the Fund. The Trust is entitled to receive 50% of any recovery from such claims after reimbursement to Commonwealth Associates of all costs and expenses associated with pursuing the claims.
     The Trust is a creditor of PSSS, Inc.,  formerly  Oh-La-La!  Inc. ("PSSS"), which is the subject of proceedings under Chapter 11 of the United States Bankruptcy Code pending in San Francisco, California (the "Bankruptcy Case"). In connection with the Bankruptcy Case, Oh-La-La! International, S.A. ("International"), one of PSSS's largest shareholders, has filed a precautionary proof of claim (the

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
NOTES TO FINANCIAL STATEMENTS - continued

"Precautionary Proof of Claim"), on behalf of International and other similarly situated shareholders of PSSS, against, among others, the Trust, certain other creditors of PSSS, and parties involved in the intended underwriting for, and conduct of, an initial public offering which PSSS had anticipated would have occurred in or about 1994. The Precautionary Proof of Claim alleges a claim for damages as a result of, among other things, (a) the failure to effectuate the intended initial public offering, and (b) the Bankruptcy Court-approved sale of PSSS's assets, which was allegedly prejudicial to PSSS's shareholders. PSSS and International have taken no other action regarding this claim. The Trust denied liability for the claims set forth in the Precautionary Proof of Claim. A global settlement has been reached between and among PSSS, International, the Trust and several other parties, pursuant to which the Trust will have no liability for the claims set forth in the Precautionary Proof of Claim (the "Settlement"). The Settlement has been preliminarily approved by the Bankruptcy Court and is subject to final approval upon confirmation of a plan of liquidation for PSSS. Recovery on account of the Trust's claims as a creditor of PSSS is contingent upon a number of factors beyond the Trust's control.

Regency Holdings (Cayman) Inc. ("Holdings") and Regency Maritime Corp. ("Maritime") (collectively "Regency") along with other related entities are debtors in a bankruptcy case pending in the United States Bankruptcy Court for the Southern District of New York, 95 B 45197 (TLB). In that bankruptcy case, Regency initiated an adversary proceeding against the Fund and certain other persons and entities to recover monies that it paid them on the ground that such payments constituted voidable preferences or fraudulent conveyances under the Bankruptcy Code. Holdings maintains that a payment made to the Fund between 90 days and one year prior to the filing of Regency's bankruptcy petition in the amount of $1,940,000 to satisfy a bridge loan the Fund made to Regency, is a voidable preference because Kamal Mustafa, the former president of the Fund, was a director of Regency (and therefore an insider) for a portion of the time that such amounts were due and owing. Holdings also maintains that such relationship had an impact on the decision to pay these amounts. Additionally, Holdings maintains that a payment of $145,728 made to the Fund to redeem certain warrants issued with respect to the loan transaction was made within 90 days of the filing of the bankruptcy petition and is therefore a voidable preference without regard to whether Mustafa was an insider. The Fund has served an answer denying the allegations of the amended complaint and is vigorously contesting Regency's claims. Pursuant to an order filed with the Bankruptcy Court, the Trust has set aside approximately $2.4 million in an interest-bearing cash account pending resolution by the Bankruptcy Court of the adversary proceeding. Substantial discovery has been undertaken. A limited trial based upon written submissions to address the validity of Regency's preference claims was held in December 1997 and resulted in a judgment in favor of the Trust, dismissing the preference claims with prejudice. It is expected that a trial on the fraudulent conveyance claims will be held during 1998.

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

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
NOTES TO FINANCIAL STATEMENTS - continued


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

6.     Cash Distributions

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

7.     Classification of Portfolio Investments

The Trust's investments were categorized as follows as of December 31, 1997:

                                                                                                          Percentage of
Type of Investments                                        Cost                   Fair Value                  Net Assets*
-------------------                                   ---------------           ---------------               -----------
Preferred Stock                                      $      1,937,500            $      968,750               13.98%
Common Stock                                                        0                   593,750                8.57%
Debt Securities                                               240,000                    60,000              .87%
                                                     ----------------            --------------            ------

Total                                                $      2,177,500            $    1,622,500               23.42%
                                                     ================            ==============               ======

Country/Geographic Region
Western U.S.                                         $        240,000            $       60,000                 .87%
Eastern U.S.                                                1,937,500                 1,562,500               22.55%
                                                     ----------------            --------------               ------

Total                                                $      2,177,500            $    1,622,500               23.42%
                                                     ================            ==============               ======

Industry
Biotechnology                                        $              0            $      593,750                8.57%
Consumer Products                                           1,937,500                   968,750               13.98%
Food Services                                                 240,000                    60,000              .87%
                                                     ----------------            --------------           -------

Total                                                $      2,177,500            $    1,622,500               23.42%
                                                     ================            ==============               ======


*    Represents fair value as a percentage of net assets.

Item 9.       Disagreements on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10.      Directors and Executive Officers.

The following table sets forth certain information with respect to the Trustee of the Trust.

                                              Year First
                                               Elected a
                                               Director                          Position with
Name                              Age         or Officer                           the Trust
Raymond S. Troubh                 71             1996                               Trustee

Raymond S. Troubh served as President, Chief Executive Officer, Treasurer, Secretary and Director of the Fund since July 1996, and has been the independent Trustee of the Trust since its formation on February 25, 1997. Mr. Troubh is a financial consultant, a former governor of the American Stock Exchange and a former general partner of Lazard Freres & Co., an investment banking firm. Mr. Troubh is a director of America West Airlines, Inc., an airline; ARIAD Pharmaceuticals, Inc., a pharmaceutical company; Becton, Dickinson and Company, a healthcare products manufacturer; Diamond Offshore Drilling, Inc., an offshore drilling company; Foundation Health Systems, Inc., a healthcare company; General American Investors Company, an investment advisory company; Olsten Corporation, a temporary personnel and healthcare services company; Petrie Stores Liquidating Trust, a liquidating trust holding the assets of a former women's apparel retailer; Time Warner Inc., a media and entertainment company; WHX Corporation, a holding company; and Triarc Companies, Inc., a diversified holding company.

Item 11.      Executive Compensation.

On July 24, 1996, following approval by the Board of Directors of the Fund, Mr. Troubh entered into a consulting agreement with the Fund and by extension, the Trust, pursuant to which he is compensated for his management services to the Trust in the amount of $8,500 per month, plus 1% of the amount of each distribution (other than the initial distribution paid on August 30, 1996), plus, a percentage of any proceeds of sale or other revenues received by the Trust in excess of the Trust's investment in a particular asset. Mr. Troubh was paid 5% of such excess for amounts received in 1996 and 1997, and will be paid 4% in 1998, 2% in 1999, and 0% thereafter. For the 1997 Period, the Trust paid fees to Mr. Troubh totaling $148,035.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

Security Ownership

As of March 16, 1998, Mr. Troubh, the sole Trustee of the Trust, held no units of beneficial interest in the Trust.

Item 13.      Certain Relationships and Related Transactions.

Not applicable.

                                     PART IV

Item 14.      Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a)  1.  Financial Statements

         Independent Auditors' Report

     Statements of Assets and Liabilities as of December 31, 1997 and February 24, 1997 (Date of Termination) Schedules of Portfolio Investments as of December 31, 1997 and February 24, 1997 (Date of Termination)
         Statements of Operations for the period from February 25, 1997 to December 31, 1997, for the period from March 1, 1996 to February 24, 1997 (Date of Termination) and for the fiscal year ended February 29, 1996

         Statements of Changes in Net Assets for the period from February 25, 1997 to December 31, 1997, for the period from March 1, 1996 to February 24, 1997 (Date of Termination) and for the fiscal year ended February 29, 1996

         Statements of Cash Flows for the period from February 25, 1997 to December 31, 1997, for the period from March 1, 1996 to February 24, 1997 (Date of Termination) and for the fiscal year ended February 29, 1996

         Notes to Financial Statements

     2.  Exhibits.

         (2) Agreement and Declaration of Trust, dated as of January 28, 1997, between the Fund and Raymond S. Troubh as Trustee (1)

         (3)  (i)   Certificate of Incorporation of the Fund (2)

              (ii)  (a)   Bylaws of the Fund (2)

                    (b)   Amendments to Bylaws of the Fund (3)

         (27) Financial Data Schedule

(b) No reports on Form 8-K have been filed during the last quarter of the period for which this report is filed.
-----------------------
     (1) Incorporated by reference to the Fund's Form 10-K for the period from March 1, 1996 to February 24, 1997, filed on May 15, 1997. (2) Incorporated by reference to the Fund's Form N-2, as amended, filed on January 29, 1993. (3) Incorporated by reference to the Fund's Form 10-K for the fiscal year ended February 29, 1996, filed on June 13, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              MICROCAP LIQUIDATING TRUST


                    /s/           Raymond S. Troubh
              Raymond S. Troubh
              Trustee


Date:         March 30, 1998