Form 10-Q
period 1998-03-31
MICROCAP LIQUIDATING TRUST
filed 1998-05-15
CIK 1035916

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1998

Or

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from                        to
                             Commission file number 0-29120

                           MICROCAP LIQUIDATING TRUST
                     (Successor to The MicroCap Fund, Inc.)
================================================================================
             (Exact Name of Registrant as Specified in its Charter)


New York                                                             13-7110611
===============================================================================
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


c/o Raymond S. Troubh
Ten Rockefeller Plaza, Suite 712
New York, New York                                                     10020
================================================================================
(Address of Principal Executive Offices)                             (Zip Code)


Registrant's Telephone Number, Including Area Code:  (800) 888-6534


Not applicable
===============================================================================
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of May 1, 1998 there were 2,427,281 units of beneficial interest outstanding.

                           MICROCAP LIQUIDATING TRUST
                     (SUCCESSOR TO THE MICROCAP FUND, INC.)
                                      INDEX


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Statements of Net Assets in Liquidation as of March 31, 1998 (Unaudited) and December 31, 1997

Schedule of Portfolio Investments as of  March 31, 1998 (Unaudited)

Statements of Operations for the Three Months ended March 31, 1998 and for the period from February 25, 1997 to March 31, 1997 (Unaudited)

Statements of Changes in Net Assets for the Three Months ended March 31, 1998 and for the period from February 25, 1997 to March 31, 1997 (Unaudited)

Statements of Cash Flows for the Three Months ended March 31, 1998 and for the period from February 25, 1997 to March 31, 1997 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF NET ASSETS IN LIQUIDATION


                                                                                     March 31, 1998       December 31,
                                                                                     (Unaudited)                   1997
ASSETS

Portfolio investments at fair value (cost $2,177,500 at
   March 31, 1998 and December 31, 1997)                                            $      1,592,813       $          1,622,500
Cash and cash equivalents - unrestricted                                                   2,649,037                  2,651,802
Cash and cash equivalents - restricted                                                     2,790,218                  2,790,218
Accrued interest receivable                                                                   16,190                     18,644
Other assets                                                                                     242                        883
                                                                                    ----------------       --------------------
   Total assets                                                                            7,048,500                  7,084,047
                                                                                    ----------------       --------------------

LIABILITIES

Accounts payable - legal                                                                     146,199                     87,015
Accounts payable - other                                                                      49,650                     65,662
                                                                                    ----------------       --------------------
   Total liabilities                                                                         195,849                    152,677
                                                                                    ----------------       --------------------

NET ASSETS IN LIQUIDATION                                                           $      6,852,651       $          6,931,370
                                                                                    ================       ====================


Net assets per Unit of beneficial interest                                                  $  2.82                   $  2.86
                                                                                            =======                   =======

Number of Units of beneficial interest                                                     2,427,281                  2,427,281
                                                                                           =========                  =========




See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited)
March 31, 1998

                                                                                                                         % of
Issuer / Position                                                                   Cost              Fair Value       Net Assets(1)

Publicly-Held Securities:

Unigene Laboratories, Inc.
Warrant to purchase 475,000 shares of Common Stock
   at $1.375, expiring 7/7/00                                                   $           0       $      564,063       8.23%
                                                                                -------------       --------------     -------

YES! Entertainment Corporation
Warrant to purchase 11,437 shares of Common Stock
   at $15.30 per share, expiring 7/16/98                                                    0                    0           0%
                                                                                -------------       --------------   ----------

Privately-Held Securities:

First Colony Acquisition Corp.
106,562 shares of Series A1 Preferred Stock                                           594,174              297,087
240,179 shares of Series B1 Preferred Stock                                         1,343,326              671,663
Warrant to purchase 7,560 shares of Common Stock
   at $5.00, expiring 1/24/00                                                               0                    0
                                                                                -------------       --------------
                                                                                    1,937,500              968,750      14.14%
                                                                                -------------       --------------    --------
Oh-La-La! Inc.
9% Convertible Senior Note                                                            140,000               34,800
9% Convertible Senior Note                                                            100,000               25,200
                                                                                -------------       --------------
                                                                                      240,000               60,000     .88%
                                                                                -------------       -----------------------

Total Portfolio Investments(A)                                                  $   2,177,500       $    1,592,813      23.25%
                                                                                =============       ==============    ========


(1) Represents fair value as a percentage of net assets.

(A) All portfolio securities held at March 31, 1998 are non-income producing.












     See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF OPERATIONS (Unaudited)


                                                                                    Three Months               Period From
                                                                                   Ended March 31,       February 25, 1997
                                                                                        1998                to March 31, 1997
                                                                                 -------------------     --------------------
INVESTMENT INCOME AND EXPENSES

Income:
   Interest from U.S. Treasury Bills and repurchase agreements                    $        73,756           $          36,303
   Other interest income                                                                        -                       2,844
   Other income                                                                            11,815                           -
                                                                                  ---------------           -----------------
   Total investment income                                                                 85,571                      39,147
                                                                                  ---------------           -----------------

Expenses:
   Administrative expenses                                                                 18,058                      14,362
   Legal fees                                                                              73,711                     121,063
   Accounting fees                                                                         11,250                      14,000
   Trustee fees                                                                            25,500                       8,500
   Transfer agent and custodian fees                                                        5,428                       1,066
   Mailing and printing                                                                         -                           -
   Other operating expenses                                                                   656                           -
                                                                                  ---------------           -----------------
   Total expenses                                                                         134,603                     158,991
                                                                                  ---------------           -----------------

NET INVESTMENT LOSS                                                                       (49,032)                   (119,844)

   Change in net unrealized depreciation of investments                                   (29,687)                   (352,307)
                                                                                  ---------------           -----------------

NET DECREASE IN NET ASSETS IN LIQUIDATION                                         $       (78,719)          $        (472,151)
                                                                                  ===============           =================


See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)


                                                                                      Three Months              Period From
                                                                                     Ended March 31,      February 25, 1997
                                                                                          1998               to March 31, 1997
                                                                                  -------------------     --------------------

Net investment loss                                                                 $       (49,032)        $      (119,844)
Change in net unrealized depreciation of portfolio
   investments                                                                              (29,687)               (352,307)
                                                                                    ---------------         ---------------

Decrease in net assets in liquidation                                                       (78,719)               (472,151)

Net assets in liquidation at beginning of period                                          6,931,370               9,783,311
                                                                                    ---------------         ---------------

N  ET ASSETS IN LIQUIDATION AT END OF PERIOD                                        $     6,852,651         $     9,311,160
                                                                                    ===============         ===============


Net assets per unit                                                                      $     2.82               $    3.84
                                                                                         ==========               =========

Number of units of beneficial interest                                                    2,427,281                 2,427,281
                                                                                          =========                 =========



See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                      Three Months             Period From
                                                                                     Ended March 31,     February 25, 1997
                                                                                          1998              to March 31, 1997
                                                                                 --------------------    --------------------

CASH FLOWS (USED FOR) PROVIDED FROM
   OPERATING ACTIVITIES

Net investment loss                                                               $        (49,032)        $       (119,844)
Adjustments to reconcile net investment loss to cash
   (used for) provided from operating activities:
Depreciation expense                                                                             -                      498
Increase in payables and other liabilities                                                  43,172                  119,513
Decrease in receivables and other assets                                                     3,095                   17,790
                                                                                  ----------------         ----------------
Cash flows (used for) provided from operating activities                                    (2,765)                  17,957
                                                                                  ----------------         ----------------


(Decrease) increase in cash and cash equivalents                                            (2,765)                  17,957
Cash and cash equivalents at beginning of period                                         5,442,020                7,571,246
                                                                                  ----------------         ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $      5,439,255         $      7,589,203
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

4.     Litigation
The Trust is a creditor of PSSS, Inc., formerly Oh-La-La! Inc. ("PSSS"), which is the subject of proceedings under Chapter 11 of the United States Bankruptcy Code pending in San Francisco, California (the "Bankruptcy Case"). In connection with the Bankruptcy Case, Oh-La-La! International, S.A. ("International"), one of PSSS's largest shareholders, has filed a precautionary proof of claim (the "Precautionary Proof of Claim"), on behalf of International and other similarly situated shareholders of PSSS, against, among others, the Trust, certain other creditors of PSSS, and parties involved in the intended underwriting for, and conduct of, an initial public offering which PSSS had anticipated would have occurred in or about 1994. The Precautionary Proof of Claim alleges a claim for damages as a result of, among other things, (a) the failure to effectuate the intended initial public offering, and (b) the Bankruptcy Court-approved sale of PSSS's assets, which was allegedly prejudicial to PSSS's shareholders. PSSS and International have taken no other action regarding this claim. The Trust denied liability for the claims set forth in the Precautionary Proof of Claim. A global settlement has been reached between and among PSSS, International, the Trust and several other parties, pursuant to which the Trust will have no liability for the claims set forth in the Precautionary Proof of Claim (the "Settlement"). The Settlement has been preliminarily approved by the Bankruptcy Court and is subject to final approval upon confirmation of a plan of liquidation for PSSS. Recovery on account of the Trust's claims as a creditor of PSSS is contingent upon a number of factors beyond the Trust's control.

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

6.     Classification of Portfolio Investments

The Trust's investments were categorized as follows as of March 31, 1998:

                                                                                                          Percentage of
Type of Investments                                        Cost                   Fair Value                  Net Assets*
-------------------                                   ---------------           ---------------               -----------
Preferred Stock                                      $      1,937,500            $      968,750               14.14%
Common Stock                                                        0                   564,063                8.23%
Debt Securities                                               240,000                    60,000              .88%
                                                     ----------------            --------------            ------
Total                                                $      2,177,500            $    1,592,813               23.25%
                                                     ================            ==============               ======

Country/Geographic Region
Western U.S.                                         $        240,000            $       60,000                 .88%
Eastern U.S.                                                1,937,500                 1,532,813               22.37%
                                                     ----------------            --------------               ------
Total                                                $      2,177,500            $    1,592,813               23.25%
                                                     ================            ==============               ======

Industry
Biotechnology                                        $              0            $      564,063                8.23%
Consumer Products                                           1,937,500                   968,750               14.14%
Food Services                                                 240,000                    60,000              .88%
                                                     ----------------            --------------           -------
Total                                                $      2,177,500            $    1,592,813               23.25%
                                                     ================            ==============               ======

*    Represents fair value as a percentage of net assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As of March 31, 1998, the Trust held cash and cash equivalents totaling $5,439,255, of which $2,790,218 was restricted due to certain contingencies, as discussed below. The Trust's cash balances are invested in U.S. Treasury Bills or overnight repurchase agreements collateralized by securities issued by the U.S. Government or its agencies. Interest earned from such investments for the three month period ended March 31, 1998, totaled $73,756. Interest earned from such cash balances in future periods is subject to fluctuations in short-term interest rates and changes in the Trust's cash balances.

The restricted cash and cash equivalents balance of approximately $2.8 million, is comprised of $2.4 million relating to the Regency Holdings (Cayman) Inc. litigation, $250,000 relating to certain indemnification agreements with Mr. Raymond S. Troubh, the Trustee of the Trust, and certain of the former directors and officers of The MicroCap Fund, Inc. (the "Fund") and $120,000 relating to the potential reimbursement of out-of-pocket expenses of a shareholder group that had solicited proxies in opposition to the Fund's Plan of Liquidation. See Notes 4 and 5 of the Notes to Financial Statements.

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

Realized and Unrealized Gains and Losses from Portfolio Investments
For the three months ended March 31, 1998, the Trust had a $29,687 unrealized loss resulting from the downward revaluation of its investment in Unigene Laboratories, Inc., due to the reduced public market price of Unigene common stock at the end of the period. There were no realized gains or losses from portfolio investments during the three months ended March 31, 1998.

For the period from February 25, 1997 to March 31, 1997 (the "1997 Period"), the Trust had a $352,307 unrealized loss from its remaining portfolio investments resulting from the net downward revaluation of its publicly-held portfolio investments, primarily due to the reduced public market price of Unigene Laboratories, Inc. common stock at the end of the period. There were no realized gains or losses from portfolio investments during the 1997 Period.

Investment Income and Expenses
For three months ended March 31, 1998 and for the 1997 Period, the Trust had a net investment loss of $49,032 and $119,844, respectively. The decrease in net investment loss for the three months ended March 31, 1998 compared to the 1997 Period primarily was due to a $46,424 increase in investment income and a $24,388 decrease in operating expenses for the 1998 period. The increase in investment income primarily was due to an increase in interest income from short-term investments of $37,453 for the three months ended March 31, 1998 compared to the 1997 Period. This increase reflects the longer full three month period for 1998 compared to the shorter 1997 Period of slightly over one month.

The decrease in operating expenses for the three months ended March 31, 1998 compared to the 1997 Period primarily was due to a $47,352 decrease in legal fees, partially offset by a $22,964 increase in other operating expenses. This net decrease in legal fees primarily is the result of reduced litigation expenses and restructuring costs during the three months ended March 31, 1998 compared to the 1997 Period. The increase in other operating expenses reflects the longer full three month period for 1998 compared to the shorter 1997 Period of slightly over one month.

Net Assets in Liquidation
As of March 31, 1998, net assets in liquidation totaled $6,852,651, a decrease of $78,719 from net assets in liquidation of $6,931,370 at December 31, 1997. This decrease was comprised of the $29,687 net unrealized loss from portfolio investments and the $49,032 net investment loss for the three months ended March 31, 1998. As of March 31, 1998, the net asset value per Unit was $2.82, compared to $2.86 per Unit as of December 31, 1997.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

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



Date:         May 15, 1998