Form 10-Q
period 1998-06-30
MICROCAP LIQUIDATING TRUST
filed 1998-08-14
CIK 1035916

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934

For the Quarterly Period Ended June 30, 1998

Or

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934

For the transition period from                        to
                             Commission file number 0-29120

                           MICROCAP LIQUIDATING TRUST
                     (Successor to The MicroCap Fund, Inc.)
===============================================================================
             (Exact Name of Registrant as Specified in its Charter)


New York                                                              13-7110611
=============================================================================
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


c/o Raymond S. Troubh
Ten Rockefeller Plaza, Suite 712
New York, New York                                                     10020
=============================================================================
(Address of Principal Executive Offices)                             (Zip Code)


Registrant's Telephone Number, Including Area Code:  (800) 888-6534


Not applicable
==============================================================================
Former name, former address and former fiscal year, if changed since last report


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


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Statements of Net Assets in Liquidation as of June 30, 1998 (Unaudited) and December 31, 1997

Schedule of Portfolio Investments as of June 30, 1998 (Unaudited)

Statements of Operations for the three months ended June 30, 1998 and 1997 (Unaudited)

Statements  of  Operations  for the six months  ended June 30,  1998 and for the period from  February  25, 1997 to June 30, 1997
(Unaudited)

Statements of Changes in Net Assets for the six months ended June 30, 1998 and for the period from February 25, 1997 to June
30, 1997 (Unaudited)

Statements of Cash Flows for the six months ended June 30, 1998 and for the period from February 25, 1997 to June 30, 1997
(Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF NET ASSETS IN LIQUIDATION



                                                                                            June 30, 1998     December 31,
                                                                                             (Unaudited)             1997
ASSETS

Portfolio investments at fair value (cost $2,177,500 at June 30, 1998
   and December 31, 1997)                                                                   $     1,310,781    $      1,622,500
Cash and cash equivalents - unrestricted                                                          2,680,658           2,651,802
Cash and cash equivalents - restricted                                                            2,790,218           2,790,218
Accrued interest receivable                                                                          15,633              18,644
Other assets                                                                                         50,382                 883
                                                                                            ---------------    ----------------
   Total assets                                                                                   6,847,672           7,084,047
                                                                                            ---------------    ----------------

LIABILITIES

Accounts payable and accrued expenses                                                                65,337             152,677
                                                                                            ---------------    ----------------
   Total liabilities                                                                                 65,337             152,677
                                                                                            ---------------    ----------------

NET ASSETS IN LIQUIDATION                                                                   $     6,782,335    $      6,931,370
                                                                                            ===============    ================


Net assets per unit of beneficial interest                                                    $        2.79         $     2.86
                                                                                              =============         ==========

Number of units of beneficial interest                                                            2,427,281         2,427,281
                                                                                                  =========         =========






See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited)
June 30, 1998

                                                                                                                         % of
Issuer / Position                                                                   Cost              Fair Value       Net Assets(1)

Publicly-Held Securities:

Unigene Laboratories, Inc.
Warrant to purchase 475,000 shares of Common Stock
   at $1.375, expiring 7/7/00                                                   $           0       $      282,031       4.17%
                                                                                -------------       --------------     -------

YES! Entertainment Corporation(A)
Warrant to purchase 11,437 shares of Common Stock
   at $15.30 per share, expiring 7/16/98                                                    0                    0           0%
                                                                                -------------       --------------   ----------

Privately-Held Securities:

First Colony Acquisition Corp.
106,562 shares of Series A1 Preferred Stock                                           594,174              297,087
240,179 shares of Series B1 Preferred Stock                                         1,343,326              671,663
Warrant to purchase 7,560 shares of Common Stock
   at $5.00, expiring 1/24/00                                                               0                    0
                                                                                -------------       --------------
                                                                                    1,937,500              968,750      14.28%
                                                                                -------------       --------------    --------
Oh-La-La! Inc.
9% Convertible Senior Note                                                            140,000               34,800
9% Convertible Senior Note                                                            100,000               25,200
                                                                                -------------       --------------
                                                                                      240,000               60,000     .88%
                                                                                -------------       -----------------------

Total Portfolio Investments(B)                                                  $   2,177,500       $    1,310,781      19.33%
                                                                                =============       ==============    ========


(1) Represents fair value as a percentage of net assets.

(A) The Trust's warrant to purchase 11,437 common shares of Yes! Entertainment Corporation expired unexercised on July 16, 1998.

(B) All portfolio securities held at June 30, 1998 are non-income producing.

     See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF OPERATIONS (Unaudited)



                                                                                         Three Months           Three Months
                                                                                             Ended                  Ended
                                                                                        June 30, 1998           June 30, 1997
                                                                                   ---------------------    -----------------

INVESTMENT INCOME AND EXPENSES

Income:
   Interest from short-term investments                                              $        70,257           $         95,851
   Other interest income                                                                           -                      6,021
   Other income                                                                              186,298                          -
   Miscellaneous                                                                                   -                      1,196
                                                                                     ---------------           ----------------
   Total                                                                                     256,555                    103,068
                                                                                     ---------------           ----------------

Expenses:
   Administrative fees                                                                        18,779                     11,616
   Legal fees                                                                                (16,729)                     3,024
   Accounting fees                                                                            12,639                     17,425
   Trustee fees                                                                               25,500                     25,500
   Transfer agent and custodian fees                                                           4,986                      5,672
   Mailing and printing expenses                                                                (438)                     1,463
   Other operating expenses                                                                      102                        630
                                                                                     ---------------           ----------------
   Total expenses                                                                             44,839                     65,330
                                                                                     ---------------           ----------------

NET INVESTMENT INCOME                                                                        211,716                     37,738

   Change in net unrealized depreciation of investments                                     (282,032)                   704,094
                                                                                     ---------------           ----------------

NET (DECREASE) INCREASE IN NET
   ASSETS IN LIQUIDATION                                                             $       (70,316)          $        741,832
                                                                                     ===============           ================


See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF OPERATIONS (Unaudited)


                                                                                                           Period From
                                                                                        Six Months            February 25,
                                                                                           Ended                 1997 to
                                                                                       June 30, 1998          June 30, 1997
                                                                                   --------------------  ------------------

INVESTMENT INCOME AND EXPENSES

Income:
   Interest from short-term investments                                              $       144,013        $       132,154
   Other interest income                                                                           -                  8,865
   Other income                                                                              186,298                      -
   Miscellaneous                                                                              11,815                  1,196
                                                                                     ---------------        ---------------
   Total investment income                                                                   342,126                142,215
                                                                                     ---------------        ---------------

Expenses:
   Administrative fees                                                                        36,837                 25,978
   Legal fees                                                                                 56,982                124,087
   Accounting fees                                                                            23,889                 31,425
   Trustee fees                                                                               51,000                 34,000
   Transfer agent and custodian fees                                                          10,414                  6,738
   Mailing and printing expenses                                                                (438)                 1,463
   Other operating expenses                                                                      758                    630
                                                                                     ---------------        ---------------
   Total expenses                                                                            179,442                224,321
                                                                                     ---------------        ---------------

NET INVESTMENT INCOME (LOSS)                                                                 162,684                (82,106)

   Change in net unrealized depreciation of investments                                     (311,719)               351,787
                                                                                     ---------------        ---------------

NET (DECREASE) INCREASE IN NET
   ASSETS IN LIQUIDATION                                                             $      (149,035)       $       269,681
                                                                                     ===============        ===============


See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)


                                                                                                                 Period From
                                                                                          Six Months            February 25,
                                                                                             Ended                 1997 to
                                                                                         June 30, 1998     June 30, 1997

Net investment income (loss)                                                          $       162,684        $        (82,106)
Change in net unrealized appreciation or depreciation of
     portfolio investments                                                                   (311,719)                351,787
                                                                                      ---------------        ----------------
(Decrease) increase in net assets resulting from operations                                  (149,035)                269,681

Cash distributions paid or accrued                                                                  -              (2,427,281)
                                                                                      ---------------        ----------------

Decrease in net assets for the period                                                        (149,035)             (2,157,600)

Net assets in liquidation at beginning of period                                            6,931,370               9,783,311
                                                                                      ---------------        ----------------

NET ASSETS IN LIQUIDATION AT END OF PERIOD                                            $     6,782,335        $      7,625,711
                                                                                      ===============        ================

Net assets per unit of beneficial interest at end of period                             $       2.79           $       3.14
                                                                                        ============           ============

Number of units of beneficial interest at end of period                                     2,427,281               2,427,281
                                                                                        =============          ==============



See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                                               Period From
                                                                                       Six Months             February 25,
                                                                                          Ended                  1997 to
                                                                                      June 30, 1998            June 30, 1997
                                                                                   -----------------      ------------------

CASH FLOWS PROVIDED FROM (USED FOR)
   OPERATING ACTIVITIES

Net investment income (loss)                                                        $       162,684         $       (82,106)
Adjustments to reconcile net investment income (loss) to cash provided from operating activities:
Depreciation expense                                                                              -                   1,835
Decrease in payables and other liabilities                                                  (87,340)               (110,916)
(Increase) decrease in receivables and other assets                                         (46,488)                216,185
                                                                                    ---------------         ---------------
Cash flows provided from operating activities                                                28,856                  24,998
                                                                                    ---------------         ---------------

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

Covered call options written                                                                      -                  37,500
                                                                                    ---------------         ---------------
Cash flows provided from investing activities                                                     -                  37,500
                                                                                    ---------------         ---------------

Increase in cash and cash equivalents                                                        28,856                  62,498
Cash and cash equivalents at beginning of period                                          5,442,020               7,571,246
                                                                                    ---------------         ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $     5,470,876         $     7,633,744
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

The Trust is a creditor of PSSS, Inc., formerly known as Oh-La-La! Inc. ("PSSS"). PSSS confirmed its reorganization plan on May 15, 1998. Pursuant to the confirmed plan, the Trust may receive a payment on account of its claim against PSSS if funds become available for distribution. Currently, it is uncertain whether there will ever be any funds to distribute, or the timing of any distribution if funds ever become available.

6.     Other income

This includes income received as a result of the settlement of certain claims against former counsel by the Fund, Commonwealth Associates, Falk and Warner. The terms of the settlement agreement provide that there will be a further payment on January 15, 1999.

7.     Classification of Portfolio Investments

The Trust's investments were categorized as follows as of June 30, 1998:

                                                                                                                 % of
Type of Investments                                        Cost                   Fair Value                  Net Assets*
-------------------                                   ---------------           ---------------               -----------
Preferred Stock                                      $      1,937,500            $      968,750               14.28%
Common Stock                                                        0                   282,031                4.17%
Debt Securities                                               240,000                    60,000              .88%
                                                     ----------------            --------------            ------
Total                                                $      2,177,500            $    1,310,781               19.33%
                                                     ================            ==============               ======

Country/Geographic Region
Western U.S.                                         $        240,000            $       60,000                 .88%
Eastern U.S.                                                1,937,500                 1,250,781               18.45%
                                                     ----------------            --------------               ------
Total                                                $      2,177,500            $    1,310,781               19.33%
                                                     ================            ==============               ======

Industry
Biotechnology                                        $              0            $      282,031                4.17%
Consumer Products                                           1,937,500                   968,750               14.28%
Food Services                                                 240,000                    60,000              .88%
                                                     ----------------            --------------           -------
Total                                                $      2,177,500            $    1,310,781               19.33%
                                                     ================            ==============               ======

* Represents fair value as a percentage of net assets

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
NOTES TO FINANCIAL STATEMENTS (Unaudited) - continued

8.   Subsequent Event - Cash Distribution

On August 4, 1998, the Trust declared an interim liquidating distribution totaling $1,820,461, or $.75 per Unit. Such distribution will be paid on August 28, 1998 to unit holders of record on August 14, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

On June 30, 1998, the Trust had cash and cash equivalents totaling $5,470,876, of which $2,790,218 was restricted due to certain contingencies, as discussed below. The Trust's cash balances are invested in U.S. Treasury Bills or overnight repurchase agreements collateralized by securities issued by the U.S. Government or its agencies. Interest earned from such investments for the three and six months ended June 30, 1998, totaled $70,257 and $144,013, respectively. Interest earned from such cash balances in future periods is subject to fluctuations in short-term interest rates and changes in amounts invested in such securities.

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

On August 4, 1998, the Trust declared an interim liquidating distribution totaling $1,820,461, or $.75 per Unit. Such distribution will be paid on August 28, 1998 to unit holders of record on August 14, 1998. The Trust expects to make one or more additional cash distributions to beneficiaries of the Trust as the remaining assets are liquidated and after the payment of and reserve for all current and contingent liabilities.

Results of Operations

The Trust is pursuing the orderly liquidation of its assets and subsequent distribution to unit holders of the proceeds from such liquidation, including the Trust's remaining cash balances after payment of, or provision for, all current, future and contingent liabilities. Prior to the creation of the Trust, the Fund had begun to pursue this objective with the approval of its Plan of Liquidation in July 1996.

Realized and Unrealized Gains and Losses from Portfolio Investments
For the three and six months ended June 30, 1998, the Trust had unrealized losses from its remaining portfolio investments of $282,032 and $311,719, respectively. The Trust had no realized gains or losses from its portfolio investments during the three and six months ended June 30, 1998.

The $311,719 unrealized loss for the six months ended June 30, 1998, resulted from the net downward revaluation of the Trust's investment in Unigene Laboratories, Inc., due to the decreased public market price of Unigene common stock at the end of the period.

For the three months ended June 30, 1997, and for the period from February 25, 1997 to June 30, 1997 (the "1997 Period"), the Trust had unrealized gains from its remaining portfolio investments of $704,094 and $351,787, respectively. The Trust had no realized gains or losses from its portfolio investments during the three months ended June 30, 1997 and the 1997 Period.

The $351,787 unrealized gain for the 1997 Period resulted from the net upward revaluation of the Trust's publicly-held portfolio investments, primarily due to the increased public market price of Unigene common stock at the end of the period.

Investment Income and Expenses
For the three months ended June 30, 1998 and 1997, the Trust had net investment income of $211,716 and $37,738, respectively. For the six months ended June 30, 1998 and for the 1997 Period, the Trust had net investment income of $162,684 and a net investment loss $82,106, respectively.

The increase in net investment income for the three months ended June 30, 1998, as compared to the same period in 1997, resulted from a $153,487 increase in investment income and a $20,491 decrease in operating expenses. The increase in investment income primarily was due to the $186,298 of other income recorded during the 1998 period and discussed in Note 6 of Notes to Financial Statements. Interst income from short-term investments decreased $25,564 primarily due to a decrease in funds available for investment in such securities during the three months ended June 30, 1998.

The decrease in operating expenses for the three months ended June 30, 1998, as compared to the same period in 1997, primarily was due to a decrease in legal fees which resulted from the reversal of certain legal expenses during the three months ended June 30, 1998 that had been accrued in prior periods.

Net investment income of $162,684 for the six months ended June 30, 1998 as compared to a net investment loss of $82,106 for the 1997 Period, resulted from a $199,911 increase in investment income and a $44,879 decrease in operating expenses. The increase in investment income primarily was due to the $186,298 of other income recorded during the six months ended June 30, 1998 and discussed in
Note 6 of Notes to Financial Statements. Interest income from short-term investments also increased $11,859, reflecting the longer full six month period for 1998 compared to the shorter 1997 Period of slightly over four months.

The decrease in operating expenses for the six months ended June 30, 1998 compared to the 1997 Period was due to a $67,105 decrease in legal fees, partially offset by a $22,226 increase in other operating expenses. The decrease in legal fees primarily was the result of the reversal of certain legal expenses accrued in prior periods, as discussed above. The increase in other operating expenses reflects the longer full six month period for 1998 compared to the shorter 1997 Period of slightly over four months.

Net Assets in Liquidation
As of June 30, 1998, net assets in liquidation totaled $6,782,335, a decrease of $149,035 from net assets in liquidation of $6,931,370 at December 31, 1997. This decrease is comprised of the $162,684 net investment income offset by the $311,719 net unrealized loss from portfolio investments for the six months ended June 30, 1998. As of June 30, 1998, the net asset value per Unit was $2.79, compared to $2.86 per Unit as of December 31, 1997.

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



Date:         August 13, 1998