Form 10-Q
period 1998-09-30
MICROCAP LIQUIDATING TRUST
filed 1998-11-13
CIK 1035916

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

For the Quarterly Period Ended September 30, 1998

Or

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

For the transition period from                        to
                             Commission file number 0-29120

                           MICROCAP LIQUIDATING TRUST
                     (Successor to The MicroCap Fund, Inc.)
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


New York                                                             13-7110611
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


c/o Raymond S. Troubh
Ten Rockefeller Plaza, Suite 712
New York, New York                                                     10020
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)


Registrant's Telephone Number, Including Area Code:  (800) 888-6534


Not applicable
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of November 1, 1998 there were 2,427,281 units of beneficial interest outstanding.

                           MICROCAP LIQUIDATING TRUST
                     (SUCCESSOR TO THE MICROCAP FUND, INC.)
                                      INDEX


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Statements of Net Assets in Liquidation as of September 30, 1998 (Unaudited) and
 December 31, 1997

Schedule of Portfolio Investments as of  September 30, 1998 (Unaudited)

Statements of Operations for the three months ended September 30, 1998 and 1997 (Unaudited)

Statements of Operations for the nine months ended September 30, 1998 and for the period from February 25, 1997 to September 30, 1997 (Unaudited)

Statements of Changes in Net Assets for the nine months ended September 30, 1998 and for the period from February 25, 1997 to September 30, 1997 (Unaudited)

Statements of Cash Flows for the nine months ended September 30, 1998 and for the period from February 25, 1997 to September 30, 1997 (Unaudited)

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

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF NET ASSETS IN LIQUIDATION


                                                                                            September 30,
                                                                                                1998          December 31,
                                                                                             (Unaudited)             1997
ASSETS

Portfolio investments at fair value (cost $1,937,500 at September 30,
   1998 and $2,177,500 at December 31, 1997)                                                $       998,438    $      1,622,500
Cash and cash equivalents - unrestricted                                                            831,470           2,651,802
Cash and cash equivalents - restricted                                                            2,790,218           2,790,218
Accrued interest receivable                                                                          16,469              18,644
Other receivables                                                                                    50,923                 883
                                                                                            ---------------    ----------------
   Total assets                                                                                   4,687,518           7,084,047
                                                                                            ---------------    ----------------

LIABILITIES

Accounts payable and accrued expenses                                                                73,983             152,677
Litigation settlement reserve                                                                       278,200                   -
                                                                                            ---------------    ----------------
   Total liabilities                                                                                352,183             152,677
                                                                                            ---------------    ----------------

NET ASSETS IN LIQUIDATION                                                                   $     4,335,335    $      6,931,370
                                                                                            ===============    ================


Net assets per unit of beneficial interest                                                    $       1.79          $     2.86
                                                                                              ============          ==========

Number of units of beneficial interest                                                            2,427,281         2,427,281
                                                                                                  =========         =========






See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited)
September 30, 1998

                                                                                                                         % of
Issuer / Position                                                                   Cost              Fair Value       Net Assets(1)

Publicly-Held Securities:

Unigene Laboratories, Inc.
Warrant to purchase 475,000 shares of Common Stock
   at $1.375, expiring 7/7/00                                                   $           0       $       29,688       0.68%
                                                                                -------------       --------------     -------

Privately-Held Securities:

First Colony Acquisition Corp.
106,562 shares of Series A1 Preferred Stock                                           594,174              297,087
240,179 shares of Series B1 Preferred Stock                                         1,343,326              671,663
Warrant to purchase 7,560 shares of Common Stock
   at $5.00, expiring 1/24/00                                                               0                    0
                                                                                -------------       --------------
                                                                                    1,937,500              968,750      22.35%
                                                                                -------------       --------------    --------

Total Portfolio Investments(A)(B)                                               $   1,937,500       $      998,438      23.03%
                                                                                =============       ==============    ========


(1) Represents fair value as a percentage of net assets.

(A) The Trust's warrant to purchase 11,437 common shares of Yes! Entertainment Corporation expired unexercised on July 16, 1998. Additionally, in September 1998, the Trust wrote-off the remaining cost of its investment in Oh-La-La! Inc., realizing a loss of $240,000.

(B) All portfolio securities held at September 30, 1998 are non-income producing.

     See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF OPERATIONS (Unaudited)



                                                                                         Three Months           Three Months
                                                                                            Ended                   Ended
                                                                                        September 30,           September 30,
                                                                                             1998                   1997
                                                                                     -------------------    --------------------

INVESTMENT INCOME AND EXPENSES

Income:
   Interest from short-term investments                                              $        65,810           $         70,378
   Other interest income                                                                           -                      4,301
                                                                                     ---------------           ----------------
   Total                                                                                      65,810                     74,679
                                                                                     ---------------           ----------------

Expenses:
   Litigation settlement                                                                     278,200                          -
   Administrative fees                                                                        20,648                     20,045
   Legal fees                                                                                 33,076                     32,862
   Accounting fees                                                                            (1,250)                    14,600
   Trustee fees                                                                               43,705                     71,772
   Transfer agent and custodian fees                                                           5,473                      5,835
   Other operating expenses                                                                      154                      1,772
                                                                                     ---------------           ----------------
   Total expenses                                                                            380,006                    146,886
                                                                                     ---------------           ----------------

NET INVESTMENT LOSS                                                                         (314,196)                   (72,207)
                                                                                     ---------------           ----------------

NET REALIZED AND UNREALIZED LOSS
   FROM PORTFOLIO INVESTMENTS

Net realized (loss) gain from portfolio investments                                         (240,000)                   440,000
Change in net unrealized depreciation of investments                                         (72,343)                  (614,384)
                                                                                     ---------------           ----------------
Net realized and unrealized loss from portfolio investments                                 (312,343)                  (174,384)
                                                                                     ---------------           ----------------

NET DECREASE IN NET ASSETS IN LIQUIDATION                                            $      (626,539)          $       (246,591)
                                                                                     ===============           ================

See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF OPERATIONS (Unaudited)


                                                                                                           Period From
                                                                                        Nine Months           February 25,
                                                                                           Ended                 1997 to
                                                                                       September 30,          September 30,
                                                                                            1998                   1997
                                                                                    -----------------      ------------------

INVESTMENT INCOME AND EXPENSES

Income:
   Interest from short-term investments                                              $       209,823        $       202,532
   Other interest income                                                                           -                 13,166
   Other income                                                                              198,113                  1,196
                                                                                     ---------------        ---------------
   Total investment income                                                                   407,936                216,894
                                                                                     ---------------        ---------------

Expenses:
   Litigation settlement                                                                     278,200                      -
   Administrative fees                                                                        57,485                 46,023
   Legal fees                                                                                 90,058                156,949
   Accounting fees                                                                            22,639                 46,025
   Trustee fees                                                                               94,705                105,772
Transfer agent and custodian fees                                                             15,887                 12,573
   Other operating expenses                                                                      474                  3,865
                                                                                     ---------------        ---------------
   Total expenses                                                                            559,448                371,207
                                                                                     ---------------        ---------------

NET INVESTMENT LOSS                                                                         (151,512)              (154,313)
                                                                                     ---------------        ---------------

NET REALIZED AND UNREALIZED LOSS
   FROM PORTFOLIO INVESTMENTS

Net realized (loss) gain from portfolio investments                                         (240,000)               440,000
Change in net unrealized depreciation of investments                                        (384,062)              (262,597)
                                                                                     ---------------        ---------------
Net realized and unrealized (loss) gain from portfolio investments                          (624,062)               177,403
                                                                                     ---------------        ---------------

NET (DECREASE) INCREASE IN NET
   ASSETS IN LIQUIDATION                                                             $      (775,574)       $        23,090
                                                                                     ===============        ===============


See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)


                                                                                                           Period From
                                                                                        Nine Months           February 25,
                                                                                           Ended                 1997 to
                                                                                       September 30,          September 30,
                                                                                            1998                   1997
                                                                                    -----------------      ------------------

Net investment loss                                                                   $      (151,512)       $       (154,313)
Net realized (loss) gain from portfolio investments                                          (240,000)                440,000
Change in net unrealized depreciation of portfolio investments                               (384,062)               (262,597)
                                                                                      ---------------        ----------------
(Decrease) increase in net assets resulting from operations                                  (775,574)                 23,090

Cash distributions paid                                                                    (1,820,461)             (2,427,281)
                                                                                      ---------------        ----------------

Decrease in net assets for the period                                                      (2,596,035)             (2,404,191)

Net assets in liquidation at beginning of period                                            6,931,370               9,783,311
                                                                                      ---------------        ----------------

NET ASSETS IN LIQUIDATION AT END OF PERIOD                                            $     4,335,335        $      7,379,120
                                                                                      ===============        ================

Net assets per unit of beneficial interest at end of period                             $       1.79           $       3.04
                                                                                        ============           ============

Number of units of beneficial interest at end of period                                     2,427,281               2,427,281
                                                                                        =============          ==============



See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                                           Period From
                                                                                        Nine Months           February 25,
                                                                                           Ended                 1997 to
                                                                                       September 30,          September 30,
                                                                                            1998                   1997
                                                                                    -----------------      ------------------

CASH FLOWS PROVIDED FROM (USED FOR)
   OPERATING ACTIVITIES

Net investment loss                                                                 $      (151,512)        $      (154,313)
Adjustments to reconcile net investment loss to cash
   provided from (used for) operating activities:
Depreciation expense                                                                              -                   3,172
Increase (decrease) in payables and other liabilities                                       199,506              (1,020,088)
(Increase) decrease in receivables and other assets                                         (47,865)                347,038
                                                                                    ---------------         ---------------
Cash flows provided from (used for) operating activities                                        129                (824,191)
                                                                                    ---------------         ---------------

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

Net proceeds from the sale of portfolio investments                                               -                 440,000
                                                                                    ---------------         ---------------
Cash flows provided from investing activities                                                     -                 440,000
                                                                                    ---------------         ---------------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distributions paid                                                                  (1,820,461)             (2,427,281)
                                                                                    ---------------         ---------------
Cash flows used for financing activities                                                 (1,820,461)             (2,427,281)
                                                                                    ---------------         ---------------

Decrease in cash and cash equivalents                                                    (1,820,332)             (2,811,472)
Cash and cash equivalents at beginning of period                                          5,442,020               7,571,246
                                                                                    ---------------         ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $     3,621,688         $     4,759,774
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

4.     Litigation

Regency Holdings (Cayman) Inc. ("Holdings") and Regency Maritime Corp. ("Maritime") (collectively "Regency") along with other related entities are debtors in a bankruptcy case pending in the United States Bankruptcy Court for the Southern District of New York, 95 B 45197 (TLB). In that bankruptcy case, Regency initiated an adversary proceeding against the Fund and certain other persons and entities to recover monies that it paid them on the ground that such payments constituted voidable preferences or fraudulent conveyances under the Bankruptcy Code. Holdings maintained that a payment made to the Fund between 90 days and one year prior to the filing of Regency's bankruptcy petition in the amount of $1,940,000 to satisfy a bridge loan the Fund made to Regency, was a voidable preference because Kamal Mustafa, the former president of the Fund, was a director of Regency (and therefore an insider) for a portion of the time that such amounts were due and owing. Holdings also maintained that such relationship had an impact on the decision to pay these amounts. Additionally, Holdings maintained that a payment of $145,728 made to the Fund to redeem certain warrants issued with respect to the loan transaction was made within 90 days of the filing of the bankruptcy petition and was therefore a voidable preference without regard to whether Mustafa was an insider. Alternatively, Maritime has asserted that the foregoing payments were made from its funds, without reasonably equivalent consideration, and are therefore avoidable as fraudulent conveyances. The Fund served an answer denying the allegations of the amended complaint and has contested Regency's claims. Pursuant to an order filed with the Bankruptcy Court, the Trust has set aside approximately $2.4 million in an interest-bearing cash account pending resolution by the Bankruptcy Court of the adversary proceeding. Substantial discovery has been undertaken. A limited trial based upon written submissions to address the validity of Regency's preference claims was held in December 1997 and resulted in a judgment in favor of the Trust, dismissing the preference claims with prejudice. A mediator has been appointed to attempt to facilitate a mutually beneficial settlement of the remaining fraudulent conveyance claims, and a mediation session occurred on October 5, 1998. During that session, the parties reached a tentative consensual resolution of the fraudulent conveyance claim. Pursuant to the proposed settlement, the defendants will pay a total of $535,000, of which the Trust's share would be approximately $278,200, exclusive of legal and other fees and expenses. The settlement is expected to be finalized prior to the end of 1998.

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

The Trust is a creditor of PSSS, Inc., formerly known as Oh-La-La! Inc. ("PSSS"). PSSS confirmed its reorganization plan on May 15, 1998. Pursuant to the confirmed plan, the Trust may receive a payment on account of its claim against PSSS if funds become available for distribution. Currently, it is uncertain whether there will ever be any funds to distribute, or the timing of any distribution if funds ever become available. As a result, the Trust wrote-off the remaining $240,000 of cost of its investment in Oh-La-La during the quarter ended September 30, 1998.

6.     Other income

This includes income received as a result of the settlement of certain claims against former counsel by the Fund, Commonwealth Associates, Falk and Warner. The terms of the settlement agreement provide that there will be a further payment on January 15, 1999.

7.     Cash Distribution

On August 4, 1998, the Trust declared an interim liquidating distribution totaling $1,820,461, or $.75 per Unit. Such distribution was paid on August 28, 1998 to unit holders of record on August 14, 1998.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
NOTES TO FINANCIAL STATEMENTS (Unaudited) - continued

8.     Classification of Portfolio Investments

The Trust's investments were categorized as follows as of September 30, 1998:

                                                                                                                 % of
Type of Investments                                        Cost                   Fair Value                  Net Assets*
-------------------                                   ---------------           ---------------               -----------
Preferred Stock                                      $      1,937,500            $      968,750               22.35%
Common Stock                                                        0                    29,688                0.68%
                                                     ----------------            --------------              -------
Total                                                $      1,937,500            $      998,438               23.03%
                                                     ================            ==============               ======

Country/Geographic Region
Eastern U.S.                                         $      1,937,500            $      998,438               23.03%
                                                      ---------------             -------------               ------
Total                                                $      1,937,500            $      998,438               23.03%
                                                     ================            ==============               ======

Industry
Biotechnology                                        $              0            $       29,688                0.68%
Consumer Products                                           1,937,500                   968,750               22.35%
                                                     ----------------            --------------               ------
Total                                                $      1,937,500            $      998,438               23.03%
                                                     ================            ==============               ======

* Represents fair value as a percentage of net assets

Item 2.       Management's Discussion and Analysis of Financial Condition and
               Results of Operations.

Liquidity and Capital Resources

On September 30, 1998, the Trust had cash and cash equivalents totaling $3,621,688, of which $2,790,218 was restricted due to certain contingencies, as discussed below. The Trust's cash balances are invested in U.S. Treasury Bills or overnight repurchase agreements collateralized by securities issued by the U.S. Government or its agencies. Interest earned from such investments for the three and nine months ended September 30, 1998, totaled $65,810 and $209,823, respectively. Interest earned from such cash balances in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities.

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

On August 4, 1998, the Trust declared an interim liquidating distribution totaling $1,820,461, or $.75 per Unit. Such distribution was paid on August 28, 1998 to unit holders of record on August 14, 1998. The Trust expects to make additional cash distributions to beneficiaries of the Trust as the remaining assets are liquidated and after the payment of and reserve for all current and contingent liabilities.

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

Realized and Unrealized Gains and Losses from Portfolio Investments
For the three and nine months ended September 30, 1998, the Trust had a realized loss from its portfolio investments of $240,000. Additionally, for the three and nine months ended September 30, 1998, the Trust had an unfavorable change in the net unrealized depreciation of its remaining portfolio investments of $72,343 and $384,062, respectively.

The $240,000 realized loss resulted from the September 1998 write-off of the remaining cost of the Trust's investment in Oh-La-La! Inc. The change in the net unrealized depreciation for the three and nine months ended September 30, 1998 included a net downward revaluation of $252,343 and $564,062, respectively, of the Trust's investment in Unigene Laboratories, Inc., due to the decreased public market price of Unigene common stock at the end of the respective periods. This downward revaluation was offset in each of the respective periods due to the transfer of $180,000 from unrealized loss to realized loss resulting from the write-off of the remaining cost of Oh-La-La! during the quarter, as discussed above. As a result of these portfolio transactions, the Trust's net assets declined by $312,343 and $624,062, for the three and nine months ended September 30, 1998, respectively.

For the three months ended September 30, 1997, and for the period from February 25, 1997 to September 30, 1997 (the "1997 period") the Trust had a net realized gain from portfolio investments of $440,000. Additionally, for the three months ended September 30, 1997, and for the 1997 period the Trust had an unfavorable change in the net unrealized appreciation of its remaining portfolio investments $614,384 and $262,597, respectively.

The $440,000 net realized gain resulted from the June 1997 sale of a covered call option on certain warrants of Unigene Laboratories, Inc. for $37,500 and the July 1997 sale of 140,000 Unigene warrants for $402,500. The change in unrealized appreciation for the three months ended September 30, 1997 and for the 1997 Period included a $211,884 net decrease and a $139,903 net increase, respectively, in unrealized appreciation of investments, primarily due to the net revaluation of the remaining Unigene warrants held by the Trust. Unrealized appreciation of investments was further reduced for the respective periods due to the transfer of $402,500 from unrealized gain to realized gain resulting from the Unigene sales during the period, as discussed above.

Investment Income and Expenses
For the three months ended September 30, 1998 and 1997, the Trust had a net investment loss of $314,196 and $72,207, respectively. For the nine months ended September 30, 1998 and for the 1997 Period, the Trust had a net investment loss of $151,512 and $154,313, respectively.

The increase in net investment loss for the three months ended September 30, 1998, as compared to the same period in 1997, resulted from a $8,869 decrease in investment income and a $233,120 increase in operating expenses. The decrease in investment income for the three months ended September 30, 1998, as compared to the same period in 1997, primarily was due to a decrease in interest income from short-term investments primarily due to a decrease in funds available for investment in such securities during the three months ended September 30, 1998. The increase in operating expenses for the three months ended September 30, 1998, as compared to the same period in 1997, primarily was due to a $278,200 litigation settlement reserve relating to the Regency Holdings, (Cayman) Inc. litigation as discussed in Note 4 of Notes to Financial Statements.

The decrease in net investment loss for the nine months ended September 30, 1998 as compared to the 1997 Period, resulted from a $191,042 increase in investment income partially offset by a $188,241 increase in operating expenses. The increase in investment income primarily was due to $186,298 of other income recorded during the nine months ended September 30, 1998 relating to the litigation settlements as discussed in Note 6 of Notes to Financial Statements. Interest income from short-term investments also increased $7,291, reflecting the longer full nine month period for 1998 compared to the shorter 1997 Period of slightly over seven months.

The increase in operating expenses for the nine months ended September 30, 1998 compared to the 1997 Period was due to the $278,200 litigation settlement reserve, as discussed above, partially offset by an $89,959 decrease in other operating expenses. The decrease in other expenses primarily was the result of a $90,277 decrease in legal and accounting fees, reflecting the declining legal work relating to activities of the Trust during 1998 as compared to 1997 and the reversal of certain expenses that had been accrued for in prior periods.

Net Assets in Liquidation
For the nine months ended September 30, 1998, the Trust had a net decrease in net assets in liquidation of $775,574, resulting from the $624,062 net realized and unrealized loss from portfolio investments and the $151,512 net investment loss for the nine month period. As of September 30, 1998, net assets in liquidation totaled $4,335,335, a decrease of $2,596,035 from net assets in liquidation of $6,931,370 at December 31, 1997. This decrease is the result of the $1,820,461 cash distribution paid in August 1998 combined with the $775,574 net decrease net assets in liquidation for the nine months ended September 30, 1998. As of September 30, 1998, the net asset value per Unit was $1.79, compared to $2.86 per Unit as of December 31, 1997.



For the 1997 Period, the Trust had a net increase in net assets in liquidation of $23,090, resulting from the $177,403 net realized and unrealized gain from portfolio investments partially offset by the $154,313 net investment loss for the nine month period. As of September 30, 1997, net assets in liquidation totaled $7,379,120, a decrease of $2,404,191 from net assets in liquidation of $9,783,311 at February 24, 1997. This decrease is the result of the $2,427,281 cash distribution paid in July 1997 exceeding the $23,090 increase in net assets in liquidation for the 1997 Period. At September 30, 1997, the net asset value per unit of beneficial interest was $3.04, compared to $4.03 at February 24, 1997.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

Regency Holdings (Cayman) Inc. ("Holdings") and Regency Maritime Corp. ("Maritime") (collectively "Regency") along with other related entities are debtors in a bankruptcy case pending in the United States Bankruptcy Court for the Southern District of New York, 95 B 45197 (TLB). In that bankruptcy case, Regency initiated an adversary proceeding against the Fund and certain other persons and entities to recover monies that it paid them on the ground that such payments constituted voidable preferences or fraudulent conveyances under the Bankruptcy Code. Holdings maintained that a payment made to the Fund between 90 days and one year prior to the filing of Regency's bankruptcy petition in the amount of $1,940,000 to satisfy a bridge loan the Fund made to Regency, was a voidable preference because Kamal Mustafa, the former president of the Fund, was a director of Regency (and therefore an insider) for a portion of the time that such amounts were due and owing. Holdings also maintained that such relationship had an impact on the decision to pay these amounts. Additionally, Holdings maintained that a payment of $145,728 made to the Fund to redeem certain warrants issued with respect to the loan transaction was made within 90 days of the filing of the bankruptcy petition and was therefore a voidable preference without regard to whether Mustafa was an insider. Alternatively, Maritime has asserted that the foregoing payments were made from its funds, without reasonably equivalent consideration, and are therefore avoidable as fraudulent conveyances. The Fund served an answer denying the allegations of the amended complaint and has contested Regency's claims. Pursuant to an order filed with the Bankruptcy Court, the Trust has set aside approximately $2.4 million in an interest-bearing cash account pending resolution by the Bankruptcy Court of the adversary proceeding. Substantial discovery has been undertaken. A limited trial based upon written submissions to address the validity of Regency's preference claims was held in December 1997 and resulted in a judgment in favor of the Trust, dismissing the preference claims with prejudice. A mediator has been appointed to attempt to facilitate a mutually beneficial settlement of the remaining fraudulent conveyance claims, and a mediation session occurred on October 5, 1998. During that session, the parties reached a tentative consensual resolution of the fraudulent conveyance claim. Pursuant to the proposed settlement, the defendants will pay a total of $535,000, of which the Trust's share would be approximately $278,200, exclusive of legal and other fees and expenses. The settlement is expected to be finalized prior to the end of 1998.

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



              MICROCAP LIQUIDATING TRUST


              s/s     Raymond S. Troubh
              Raymond S. Troubh
              Trustee



Date:         November 13, 1998