Form 10-Q/A
period 1998-09-30
MICROCAP LIQUIDATING TRUST
filed 1999-01-27
CIK 1035916

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A


  [X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the Quarterly Period Ended September 30, 1998

     Or

  [  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the transition period from                        to
                             Commission file number 0-29120

                           MICROCAP LIQUIDATING TRUST
                     (Successor to The MicroCap Fund, Inc.)
     --------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


  New York                                                           13-7110611
     ------------------------------------------------------------------------
  (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
  Incorporation or Organization)


  c/o Raymond S. Troubh
  Ten Rockefeller Plaza, Suite 712
  New York, New York                                                     10020
     ----------------------------------------------------------------------
  (Address of Principal Executive Offices)                           (Zip Code)


  Registrant's Telephone Number, Including Area Code:  (800) 888-6534


  Not applicable
  -------
  Former name, former address and former fiscal year, if changed since last report


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

                           MICROCAP LIQUIDATING TRUST
                     (SUCCESSOR TO THE MICROCAP FUND, INC.)
                             Amendment to Form 10-Q
                    For the quarter ended September 30, 1998

  Item 2 of Part I, Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 13 to 15 of Form 10-Q of the MicroCapLiquidating Trust for the quarterly period ended September 30, 1998, filed with the Securities and Exchange Commission on November 13, 1998 is amended by adding the following:

  Year 2000 Issues
  The Year 2000 ("Y2K") concern arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of "19". If not corrected, many computer applications could fail or create erroneous results. The impact of the Y2K concern on the operations of the Trust is currently being assessed.

  Palmeri  Fund  Administrators,   Inc.  (the  "Administrator")  provides
  certain administrative and accounting services for the Trust, including maintenance of the books and records of the Trust, preparation and issuance of financial reports and tax information to beneficial holders of the Trust and other day to day administrative and accounting functions.

  The Administrator is currently assessing its computer hardware and software systems, specifically as they relate to the operations of the Trust. As part of its investigation of possible Y2K problems, the Administrator has contracted with an outside computer service provider to examine all of the Administrator's computer hardware and software applications, to identify any
  Y2K concerns. This review and evaluation is in process and is expected to be completed by May 1999. If Y2K problems are identified, the Administrator will purchase, install and test the necessary software patches and new computer hardware to ensure that all of its computer systems are Y2K compliant.
  This correction phase, if required,is expected to be completed by September 1999.

  Additionally, the Administrator has contacted all outside service providers used to assist the Administrator with the administration of the Trust's operations to ascertain whether these entities are addressing the Y2K issue within their own operation. There can be no guarantee that the Administrator's systems or that systems of other companies providing services to the Trust will be corrected in a timely manner. Costs to be incurred by the Trust relating to the investigation or correction of potential Y2K problems affecting the Trust are expected to be nominal. The Y2K issue is a global concern that may affect all business entities, including the Trust's remaining portfolio companies. The Trustee is continuing to assess the impact of Y2K concerns affecting these portfolio companies. However, the extent to which any potential Y2K problems could affect the valuations of these companies is presently unknown. At the time such Y2K problems are identified, if any, the Trustee will take such issues into consideration in adjusting the fair value of the Trust's remaining portfolio investments.

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

     MICROCAP LIQUIDATING TRUST
     (Successor to The MicroCap Fund, Inc.)
     STATEMENTS OF NET ASSETS IN LIQUIDATION


                                                                                            September 30,
                                                                                                1998          December 31,
                                                                                             (Unaudited)             1997
     ASSETS

     Portfolio investments at fair value (cost $1,937,500 at September 30,
     1998 and $2,177,500 at December 31, 1997)                                                $     998,438    $      1,622,500
     Cash and cash equivalents - unrestricted                                                       831,470           2,651,802
     Cash and cash equivalents - restricted                                                       2,790,218           2,790,218
     Accrued interest receivable                                                                     16,469              18,644
     Other receivables                                                                               50,923                 883
                                                                                            ---------------    ----------------
   Total assets                                                                                   4,687,518           7,084,047
                                                                                            ---------------    ----------------

     LIABILITIES

     Accounts payable and accrued expenses                                                           73,983             152,677
     Litigation settlement reserve                                                                  278,200                   -
                                                                                            ---------------    ----------------
   Total liabilities                                                                                352,183             152,677
                                                                                            ---------------    ----------------

     NET ASSETS IN LIQUIDATION                                                                    4,335,335    $      6,931,370
                                                                                            ===============    ================


     Net assets per unit of beneficial interest                                               $       1.79          $     2.86
                                                                                              ============          ==========

     Number of units of beneficial interest                                                        2,427,281         2,427,281
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

     MICROCAP LIQUIDATING TRUST
     (Successor to The MicroCap Fund, Inc.)
     STATEMENTS OF OPERATIONS (Unaudited)



                                                                                         Three Months           Three Months
                                                                                            Ended                   Ended
                                                                                        September 30,           September 30,
                                                                                             1998                   1997
                                                                                     -------------------    --------------------

     INVESTMENT INCOME AND EXPENSES

     Income:
   Interest from short-term investments                                              $        65,810           $         70,378
   Other interest income                                                                           -                      4,301
                                                                                     ---------------           ----------------
   Total                                                                                      65,810                     74,679
                                                                                     ---------------           ----------------

     Expenses:
   Litigation settlement                                                                     278,200                          -
   Administrative fees                                                                        20,648                     20,045
   Legal fees                                                                                 33,076                     32,862
   Accounting fees                                                                            (1,250)                    14,600
   Trustee fees                                                                               43,705                     71,772
   Transfer agent and custodian fees                                                           5,473                      5,835
   Other operating expenses                                                                      154                      1,772
                                                                                     ---------------           ----------------
   Total expenses                                                                            380,006                    146,886
                                                                                     ---------------           ----------------

     NET INVESTMENT LOSS                                                                   (314,196)                   (72,207)
                                                                                     ---------------           ----------------

     NET REALIZED AND UNREALIZED LOSS
   FROM PORTFOLIO INVESTMENTS

     Net realized (loss) gain from portfolio investments                                     (240,000)                   440,000
          Change in net unrealized depreciation of investments                                (72,343)                  (614,384)
                                                                                 --------------           ----------------
     Net realized and unrealized loss from portfolio investments                             (312,343)                  (174,384)
                                                                                     ---------------           ----------------

     NET DECREASE IN NET ASSETS IN LIQUIDATION                                       $      (626,539)          $       (246,591)

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
                                                                                        =============          ==============



     See notes to financial statements.

`    MICROCAP LIQUIDATING TRUST
     (Successor to The MicroCap Fund, Inc.)
     STATEMENTS OF CASH FLOWS (Unaudited)


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

     MICROCAP LIQUIDATING TRUST
     (Successor to The MicroCap Fund, Inc.)
     NOTES TO FINANCIAL STATEMENTS (Unaudited) - continued

     5.     Other Information

     On July 15, 1996, the Fund entered into a settlement agreement with a group of shareholders of the Fund's common stock that had solicited proxies in opposition to the Fund's Plan of Liquidation (the "13D Group"). Under the settlement agreement, the Fund and the 13D Group agreed that, (i) certain members of the 13D Group and affiliated persons would cease to have business dealings with or receive compensation from the Fund, (ii) a 13D Group member would have the right to receive notice of and attend all meetings of the Board of Directors and any committee meeting thereof, and (iii) subject to the approval of the Securities and Exchange Commission (the "SEC"), the Trust would reimburse the 13D Group for its reasonable out of pocket expenses up to $120,000 in connection with the 13D Group's efforts. An application relating to such reimbursement by the Trust to the 13D Group was filed with the SEC on September 27, 1996. Effective on August 1, 1996, the Fund entered into indemnification agreements with Mr. Raymond Troubh and certain of the Fund's former directors and officers. Pursuant to such agreements, the Fund established an escrow account that contains approximately $250,000 in cash or cash equivalents to provide for potential legal fees and settlement payments relating to certain actions that may arise against such individuals relating to activity involving the Fund. The Trust is a creditor of PSSS, Inc., formerly known as Oh-La-La! Inc. ("PSSS"). PSSS confirmed its reorganization plan on May 15, 1998. Pursuant to the confirmed plan, the Trust may receive a payment on account of its claim against PSSS if funds become available for distribution. Currently, it is uncertain whether there will ever be any funds to distribute, or the timing of any distribution if funds ever become available. As a result, the Trust wrote-off the remaining $240,000 of cost of its investment in Oh-La-La during the quarter ended September 30, 1998. 6. Other income This includes income received as a result of the settlement of certain claims against former counsel by the Fund, Commonwealth Associates, Falk and Warner. The terms of the settlement agreement provide that there will be a further payment on January 15, 1999. 7. Cash Distribution On August 4, 1998, the Trust declared an interim liquidating distribution totaling $1,820,461, or $.75 per Unit. Such distribution was paid on August 28, 1998 to unit holders of record on August 14, 1998.


     MICROCAP LIQUIDATING TRUST
     (Successor to The MicroCap Fund, Inc.)
     NOTES TO FINANCIAL STATEMENTS (Unaudited) - continued

     8.     Classification of Portfolio Investments

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
                                                     ================            ==============               ======

     * Represents fair value as a percentage of net assets

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Liquidity and Capital Resources
     On September 30, 1998, the Trust had cash and cash equivalents totaling $3,621,688, of which $2,790,218 was restricted due to certain contingencies, as discussed below. The Trust's cash balances are invested in U.S. Treasury Bills or overnight repurchase agreements collateralized by securities issued by the U.S. Government or its agencies. Interest earned from such investments for the three and nine months ended September 30, 1998, totaled $65,810 and $209,823, respectively. Interest earned from such cash balances in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities. The restricted cash and cash equivalents balance of approximately $2.8 million is comprised of $2.4 million relating to the Regency Holdings (Cayman) Inc. litigation, $250,000 relating to certain indemnification agreements with Mr. Raymond S. Troubh, the Trustee of the Trust, and certain of the Fund's former directors and officers and $120,000 relating to the potential reimbursement of out-of-pocket expenses of a shareholder group that had solicited proxies in opposition to the Fund's Plan of Liquidation. See Notes 4 and 5 of the Notes to Financial Statements. On August 4, 1998, the Trust declared an interim liquidating distribution totaling $1,820,461, or $.75 per Unit. Such distribution was paid on August 28, 1998 to unit holders of record on August 14, 1998. The Trust expects to make additional cash distributions to beneficiaries of the Trust as the remaining assets are liquidated and after the payment of and reserve for all current and contingent liabilities. Results of Operations The Trust is pursuing the orderly liquidation of its assets and subsequent distribution to unit holders of the proceeds from such liquidation, including the Trust's remaining cash balances after payment of, or provision for, all current, future and contingent liabilities. Prior to the creation of the Trust, the Fund had begun to pursue this objective with the approval of its Plan of Liquidation in July 1996. Realized and Unrealized Gains and Losses from Portfolio Investments For the three and nine months ended September 30, 1998, the Trust had a realized loss from its portfolio investments of $240,000. Additionally, for the three and nine months ended September 30, 1998, the Trust had an unfavorable change in the net unrealized depreciation of its remaining portfolio investments of $72,343 and $384,062, respectively. The $240,000 realized loss resulted from the September 1998 write-off of the remaining cost of the Trust's investment in Oh-La-La! Inc. The change in the net unrealized depreciation for the three and nine months ended September 30, 1998 included a net downward revaluation of $252,343 and $564,062, respectively, of the Trust's investment in Unigene Laboratories, Inc., due to the decreased public market price of Unigene common stock at the end of the respective periods. This downward revaluation was offset in each of the respective periods due to the transfer of $180,000 from unrealized loss to realized loss resulting from the write-off of the remaining cost of Oh-La-La! during the quarter, as discussed above. As a result of these portfolio transactions, the Trust's net assets declined by $312,343 and $624,062, for the three and nine months ended September 30, 1998, respectively. For the three months ended September 30, 1997, and for the period from February 25, 1997 to September 30, 1997 (the "1997 period") the Trust had a net realized gain from portfolio investments of $440,000. Additionally, for the three months ended September 30, 1997, and for the 1997 period the Trust had an unfavorable change in the net unrealized appreciation of its remaining portfolio investments $614,384 and $262,597, respectively. The $440,000 net realized gain resulted from the June 1997 sale of a covered call option on certain warrants of Unigene Laboratories, Inc. for $37,500 and the July 1997 sale of 140,000 Unigene warrants for $402,500. The change in unrealized appreciation for the three months ended September 30, 1997 and for the 1997 Period included a $211,884 net decrease and a $139,903 net increase, respectively, in unrealized appreciation of investments, primarily due to the net revaluation of the remaining Unigene warrants held by the Trust. Unrealized appreciation of investments was further reduced for the respective periods due to the transfer of $402,500 from unrealized gain to realized gain resulting from the Unigene sales during the period, as discussed above. Investment Income and Expenses For the three months ended September 30, 1998 and 1997, the Trust had a net investment loss of $314,196 and $72,207, respectively. For the nine months ended September 30, 1998 and for the 1997 Period, the Trust had a net investment loss of $151,512 and $154,313, respectively. The increase in net investment loss for the three months ended September 30, 1998, as compared to the same period in 1997, resulted from a $8,869 decrease in investment income and a $233,120 increase in operating expenses. The decrease in investment income for the three months ended September 30, 1998, as compared to the same period in 1997, primarily was due to a decrease in interest income from short-term investments primarily due to a decrease in funds available for investment in such securities during the three months ended September 30, 1998. The increase in operating expenses for the three months ended September 30, 1998, as compared to the same period in 1997, primarily was due to a $278,200 litigation settlement reserve relating to the Regency Holdings, (Cayman) Inc. litigation as discussed in Note 4 of Notes to Financial Statements. The decrease in net investment loss for the nine months ended September 30, 1998 as compared to the 1997 Period, resulted from a $191,042 increase in investment income partially offset by a $188,241 increase in operating expenses. The increase in investment income primarily was due to $186,298 of other income recorded during the nine months ended September 30, 1998 relating to the litigation settlements as discussed in Note 6 of Notes to Financial Statements. Interest income from short-term investments also increased $7,291, reflecting the longer full nine month period for 1998 compared to the shorter 1997 Period of slightly over seven months. The increase in operating expenses for the nine months ended September 30, 1998 compared to the 1997 Period was due to the $278,200 litigation settlement reserve, as discussed above, partially offset by an $89,959 decrease in other operating expenses. The decrease in other expenses primarily was the result of a $90,277 decrease in legal and accounting fees, reflecting the declining legal work relating to activities of the Trust during 1998 as compared to 1997 and the reversal of certain expenses that had been accrued for in prior periods. Net Assets in Liquidation For the nine months ended September 30, 1998, the Trust had a net decrease in net assets in liquidation of $775,574, resulting from the $624,062 net realized and unrealized loss from portfolio investments and the $151,512 net investment loss for the nine month period. As of September 30, 1998, net assets in liquidation totaled $4,335,335, a decrease of $2,596,035 from net assets in liquidation of $6,931,370 at December 31, 1997. This decrease is the result of the $1,820,461 cash distribution paid in August 1998 combined with the $775,574 net decrease net assets in liquidation for the nine months ended September 30, 1998. As of September 30, 1998, the net asset value per Unit was $1.79, compared to $2.86 per Unit as of December 31, 1997. For the 1997 Period, the Trust had a net increase in net assets in liquidation of $23,090, resulting from the $177,403 net realized and unrealized gain from portfolio investments partially offset by the $154,313 net investment loss for the nine month period. As of September 30, 1997, net assets in liquidation totaled $7,379,120, a decrease of $2,404,191 from net assets in liquidation of $9,783,311 at February 24, 1997. This decrease is the result of the $2,427,281 cash distribution paid in July 1997 exceeding the $23,090 increase in net assets in liquidation for the 1997 Period. At September 30, 1997, the net asset value per unit of beneficial interest was $3.04, compared to $4.03 at February 24, 1997. Year 2000 Issues The Year 2000 ("Y2K") concern arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of "19". If not corrected, many computer applications could fail or create erroneous results. The impact of the Y2K concern on the operations of the Trust is currently being assessed. Palmeri Fund Administrators, Inc. (the "Administrator") provides certain administrative and accounting services for the Trust, including maintenance of the books and records of the Trust, preparation and issuance of financial reports and tax information to beneficial holders of the Trust and other day to day administrative and accounting functions. The Administrator is currently assessing its computer hardware and software systems, specifically as they relate to the operations of the Trust. As part of its investigation of possible Y2K problems, the Administrator has contracted with an outside computer service provider to examine all of the Administrator's computer hardware and software applications, to identify any Y2K concerns. This review and evaluation is in process and is expected to be completed by May 1999. If Y2K problems are identified, the Administrator will purchase, install and test the necessary software patches and new computer hardware to ensure that all of its computer systems are Y2K compliant. This correction phase, if required, is expected to be completed by September 1999. Additionally, the Administrator has contacted all outside service providers used to assist the Administrator with the administration of the Trust's operations to ascertain whether these entities are addressing the Y2K issue within their own operation. There can be no guarantee that the Administrator's systems or that systems of other companies providing services to the Trust will be corrected in a timely manner. Costs to be incurred by the Trust relating to the investigation or correction of potential Y2K problems affecting the Trust are expected to be nominal. The Y2K issue is a global concern that may affect all business entities, including the Trust's remaining portfolio companies. The Trustee is continuing to assess the impact of Y2K concerns affecting these portfolio companies. However, the extent to which any potential Y2K problems could affect the valuations of these companies is presently unknown. At the time such Y2K problems are identified, if any, the Trustee will take such issues into consideration in adjusting the fair value of the Trust's remaining portfolio investments.

                           PART II - OTHER INFORMATION

     Item 1. Legal Proceedings. Regency Holdings (Cayman) Inc. ("Holdings") and Regency Maritime Corp. ("Maritime") (collectively "Regency") along with other related entities are debtors in a bankruptcy case pending in the United States Bankruptcy Court for the Southern District of New York, 95 B 45197 (TLB). In that bankruptcy case, Regency initiated an adversary proceeding against the Fund and certain other persons and entities to recover monies that it paid them on the ground that such payments constituted voidable preferences or fraudulent conveyances under the Bankruptcy Code. Holdings maintained that a payment made to the Fund between 90 days and one year prior to the filing of Regency's bankruptcy petition in the amount of $1,940,000 to satisfy a bridge loan the Fund made to Regency, was a voidable preference because Kamal Mustafa, the former president of the Fund, was a director of Regency (and therefore an insider) for a portion of the time that such amounts were due and owing. Holdings also maintained that such relationship had an impact on the decision to pay these amounts. Additionally, Holdings maintained that a payment of $145,728 made to the Fund to redeem certain warrants issued with respect to the loan transaction was made within 90 days of the filing of the bankruptcy petition and was therefore a voidable preference without regard to whether Mustafa was an insider. Alternatively, Maritime has asserted that the foregoing payments were made from its funds, without reasonably equivalent consideration, and are therefore avoidable as fraudulent conveyances. The Fund served an answer denying the allegations of the amended complaint and has contested Regency's claims. Pursuant to an order filed with the Bankruptcy Court, the Trust has set aside approximately $2.4 million in an interest-bearing cash account pending resolution by the Bankruptcy Court of the adversary proceeding. Substantial discovery has been undertaken. A limited trial based upon written submissions to address the validity of Regency's preference claims was held in December 1997 and resulted in a judgment in favor of the Trust, dismissing the preference claims with prejudice. A mediator has been appointed to attempt to facilitate a mutually beneficial settlement of the remaining fraudulent conveyance claims, and a mediation session occurred on October 5, 1998. During that session, the parties reached a tentative consensual resolution of the fraudulent conveyance claim. Pursuant to the proposed settlement, the defendants will pay a total of $535,000, of which the Trust's share would be approximately $278,200, exclusive of legal and other fees and expenses. The settlement is expected to be finalized prior to the end of 1998. Item 2. Changes in Securities. Not applicable. Item 3. Defaults Upon Senior Securities. Not applicable. Item 4. Submission of Matters to a Vote of Security Holders. No matter was brought to a vote of security holders during the period covered by this report. Item 5. Other Information. Not applicable. Item 6. Exhibits and Reports on Form 8-K. (a) Exhibits (27) Financial Data Schedule (b) Reports on Form 8-K None.


                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. MICROCAP LIQUIDATING TRUST s/s Raymond S. Troubh Raymond S. Troubh Trustee Date: January 26, 1999