Form 10-Q/A
period 1998-09-30
MICROCAP LIQUIDATING TRUST
filed 1999-01-27
CIK 1035916

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

Item 2 of Part I, Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 13 to 15 of Form 10-Q of the MicroCap Liquidating Trust for the quarterly period ended September 30, 1998, filed with the Securities and Exchange Commission on November 13, 1998 is amended by adding the following:

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

Statements of Net Assets in Liquidation as of September 30, 1998 (Unaudited) and
  December 31, 1997

Schedule of Portfolio Investments as of  September 30, 1998 (Unaudited)

Statements of Operations for the three months ended September 30, 1998 and 1997
  (Unaudited)

Statements of Operations for the nine months ended September 30, 1998 and for the period from February 25, 1997 to September 30, 1997 (Unaudited)

Statements of Changes in Net Assets for the nine months ended September 30, 1998 and for the period from February 25, 1997 to September 30, 1997 (Unaudited)

Statements of Cash Flows for the nine months ended September 30, 1998 and for the period from February 25, 1997 to September 30, 1997(Unaudited)

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