Form 10-K
period 1998-12-31
MICROCAP LIQUIDATING TRUST
filed 1999-03-31
CIK 1035916

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


[ X ]    Annual Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the Fiscal Year Ended December 31, 1998.

Or

[    ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

For the transition period from      to
                             Commission file number 0-29120

                           MICROCAP LIQUIDATING TRUST
                     (Successor to The MicroCap Fund, Inc.)
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

New York                                                             13-7110611
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             I.R..S. Employer Identification No.)
Incorporation or Organization)

c/o Raymond S. Troubh
Ten Rockefeller Plaza, Suite 712
New York, New York                                                     10020
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's Telephone Number, Including Area Code:  (800) 888-6534

Not applicable
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Securities registered pursuant to Section 12(b) of the Act:

            Title of each class        Name of each exchange on which registered
                  None                                              None
Securities registered pursuant to Section 12(g) of the Act:

                          Units of Beneficial Interest
-------------------------------------------------------------------------------
                                (Title of class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of March 15, 1999, there were 2,427,281 units of beneficial interest of the MicroCap Liquidating Trust outstanding.



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

On July 15 1997, the Trust paid an interim liquidating distribution totaling $2,427,281, or $1.00 per Unit, to unit holders of record on June 30, 1997. On August 28, 1998, the Trust paid an additional interim liquidating distribution totaling $1,820,461, or $.75 per Unit, to unit holders of record on August 14, 1998.

On March 2, 1999, the Trust announced that an additional liquidating distribution will be paid to unit holders of record on March 16, 1999. This distribution will total $1,820,461 or $.75 per Unit, and will be paid on March 31, 1999.

Portfolio Investments
On December 31, 1998, the Trust held two portfolio investments with an aggregate cost of $1,937,500 and a fair value of $484,375. During 1998, the Trust liquidated two of its remaining portfolio securities. The Trust's warrant to purchase 11,437 common shares of Yes! Entertainment Corporation expired unexercised on July 16, 1998. Additionally, in September 1998, the Trust wrote-off the remaining cost of its investment in Oh-La-La! Inc., realizing a loss of $240,000.

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

Item 2.       Properties.

None

Item 3.       Legal Proceedings.

On April 19, 1996, the Fund filed a complaint against Commonwealth Associates, a registered broker-dealer and the underwriter of the Fund's initial public offering, Michael S. Falk, the chief executive officer of Commonwealth Associates, a minority shareholder and former director of the Fund, and Stephen
J. Warner, a former executive officer of Commonwealth Associates and the former president of the Fund. The civil action, which was filed in federal court in the Southern District of New York, alleged fraud, breach of fiduciary duties and violations of the Investment Company Act of 1940. On December 24, 1996, the Fund and the defendants agreed to a settlement of the complaint, whereby Commonwealth Associates agreed to make settlement payments to the Fund or the Trust totaling $1,150,000. In connection therewith, $500,000 was received in December 1996 and an additional $650,000 was received in installments during 1997. Interest of $20,415 was also paid to the Trust with the final installment payment in December 1997. Additionally, as part of the settlement, the Fund and the defendants agreed to pursue claims against former counsel to the Fund. The Trust was entitled to receive 50% of any recovery from such claims after reimbursement to Commonwealth Associates of all costs and expenses associated with pursuing the claims. See note 6 of Notes to the Financial Statements for additional information.


Regency Holdings (Cayman) Inc. ("Holdings") and Regency Maritime Corp. ("Maritime") (collectively "Regency") along with other related entities are debtors in a bankruptcy case pending in the United States Bankruptcy Court for the Southern District of New York, 95 B 45197 (TLB). In that bankruptcy case, Regency initiated an adversary proceeding against the Fund and certain other persons and entities to recover monies that it paid them on the ground that such payments constituted voidable preferences or fraudulent conveyances under the Bankruptcy Code. Holdings maintained that a payment made to the Fund between 90 days and one year prior to the filing of Regency's bankruptcy petition in the amount of $1,940,000 to satisfy a bridge loan the Fund made to Regency, was a voidable preference because Kamal Mustafa, the former president of the Fund, was a director of Regency (and therefore an insider) for a portion of the time that such amounts were due and owing. Holdings also maintained that such relationship had an impact on the decision to pay these amounts. Additionally, Holdings maintained that a payment of $145,728 made to the Fund to redeem certain warrants issued with respect to the loan transaction was made within 90 days of the filing of the bankruptcy petition and was therefore a voidable preference without regard to whether Mustafa was an insider. Alternatively, Maritime asserted that the foregoing payments were made from its funds, without reasonably equivalent consideration, and were therefore avoidable as fraudulent conveyances. The Fund served an answer denying the allegations of the amended complaint and contested Regency's claims. Pursuant to an order filed with the Bankruptcy Court, the Trust had set aside approximately $2.4 million in an interest-bearing cash account pending resolution by the Bankruptcy Court of the adversary proceeding. A limited trial based upon written submissions to address the validity of Regency's preference claims was held in December 1997 and resulted in a judgment in favor of the Trust, dismissing the preference claims with prejudice. A mediator was appointed to attempt to facilitate a mutually beneficial settlement of the remaining fraudulent conveyance claims, and a mediation session occurred on October 5, 1998. During that session, the parties reached a tentative consensual resolution of the fraudulent conveyance claim. The settlement was finalized in March 1999 and the defendants agreed to pay a total of $535,000, of which the Trust's share is $281,425 exclusive of legal and other fees and expenses. As a result of the settlement, the $2.4 million previously set aside is now available to the Trust.

Item 4.       Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of Unit holders during the last quarter of the period covered by this report.



                                     PART II

     Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
There were 2,427,281 units of beneficial interest of the MicroCap Liquidating Trust (the "Units") outstanding as of March 15, 1999. Units of the Trust (CUSIP# 59501M) (symbol MCAPS) became listed securities on the OTC Bulletin Board for over-the counter securities as of April 30, 1997.

The following table sets forth, for each of the periods indicated, the high and low closing bid prices for the Units as reported by NASDAQ since April 30, 1997. These per Unit quotations represent inter-dealer prices on the over-the-counter market, do not include retail markups, markdowns, or commissions and may not represent actual transactions.

                                                                                 Price Per Unit
                                                                           High                   Low
Period from April 30, 1997 to December 31, 1997:
    April 30, 1997 to June 30, 1997                                      $   2.25              $   0.38
    Third quarter                                                            2.13                  0.69
    Fourth quarter                                                           1.19                  0.75
Year ended December 31, 1998:
    First quarter                                                            1.00                  0.53
    Second quarter                                                           1.63                  0.63
    Third quarter                                                            1.63                  0.50
    Fourth quarter                                                           1.31                  0.52
    Period from January 1, 1999 to March 15, 1999                            1.31                  0.88

As of March 12, 1999, there were approximately 13 Unit holders of record of the Trust. Certain holders of record held Units for approximately 246 beneficial owners.

Item 6.       Selected Financial Data.


                                                                                         Period From
                                                                                        Mar. 1, 1996 to   Fiscal Year   Fiscal Year
                                                                                         Feb. 24, 1997       Ended           Ended
                                                                       Period From         (Date of        Feb. 29,        Feb. 28,
                                                       Year Ended     Feb. 25, 1997      Termination)        1996            1995
                                                      Dec. 31, 1998 to Dec. 31, 1997     (Predecessor)  (Predecessor)  (Predecessor)
                                                      ------------- ----------------     ------------   ------------   ------------

Operating Data:

Net investment (loss) income (interest and
  dividend income less operating expenses)       $    (179,246)     $     (173,067)    $  (1,243,927)    $   (313,174)   $  220,352

Net realized (loss) gain from portfolio investments    (240,000)            775,250         3,972,372       (1,061,009)    (161,149)

Change in net unrealized appreciation or
   depreciation of investments                         (898,125)         (1,026,843)       (1,684,806)       2,121,261       548,448

Net realized and unrealized (loss) gain from
   portfolio investments                             (1,138,125)           (251,593)        2,287,566        1,060,252       387,299

Net (decrease) increase in net assets resulting
   from operations                                   (1,317,371)           (424,660)        1,043,639          747,078       607,651

Cash distributions                                    1,820,461           2,427,281         8,495,486                -       440,800

Per Unit or Common Equivalent Share*:
Net investment (loss) income                        $     (.07)          $     (.07)        $    (.51)        $   (.13)   $    .10

Net realized and unrealized (loss) gain from
   portfolio investments                                  (.47)                (.10)              .94              .44         .18

Net (decrease) increase in net assets resulting
   from operations                                        (.54)                (.17)              .43              .31         .28

Cash distributions                                         .75                 1.00              3.50                 -        .20


                                                                                        Feb. 24, 1997
                                                                                          (Date of
                                                                                        Termination)  Feb. 29, 1996    Feb. 28, 1995
                                                Dec. 31, 1998        Dec. 31, 1997      (Predecessor) (Predecessor)    (Predecessor)
                                                -------------        -------------      ------------  ------------     ------------
Balance Sheet Data:
Total assets                                    $    4,153,251       $    7,084,047    $   10,968,644 $ 17,568,711    $   18,054,440

Net assets                                           3,793,538            6,931,370         9,783,311   17,235,158        17,715,073

Cash and cash equivalents                            3,604,050            5,442,020         7,571,246    9,878,280         9,033,750

Portfolio investments at fair value                    484,375            1,622,500         2,696,593    6,939,805         8,371,350

Per Unit or Common Equivalent Share**:
Net assets                                          $     1.56            $    2.86         $    4.03    $    7.25         $    8.04

* Based on weighted average number of Units or common equivalent shares outstanding for each respective period. ** Based on number of Units or common equivalent shares outstanding as of the period end date.

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources

As of December 31, 1998, the MicroCap Liquidating Trust (the "Trust") had cash and cash equivalents totaling $3,604,050, of which $2,790,218 was restricted due to certain contingencies, as discussed below. The Trust's cash balances are invested in U.S. Treasury Bills or overnight repurchase agreements collateralized by securities issued by the U.S. Government or its agencies. Interest earned from such investments for the year ended December 31, 1998 and for the period from February 25, 1997 to December 31, 1997 (the "1997 Period") totaled $240,737 and $270,147, respectfully. Interest earned from such investments held by The MicroCap Fund, Inc. (the "Fund"), the predecessor entity to the Trust, for the period from March 1, 1996 to February 24, 1997, the Fund's termination date ("Fiscal 1997"), totaled $450,528. Interest earned from such cash equivalent balances in future periods is subject to fluctuations in short-term interest rates and changes in cash equivalent balances held by the Trust.

The restricted cash and cash equivalents balance of approximately $2.8 million as of December 31, 1998, is comprised of $2.4 million relating to the Regency Holdings (Cayman) Inc. litigation, $250,000 relating to certain indemnification agreements with Mr. Raymond S. Troubh, the Trustee of the Trust, and certain of the Fund's former directors and officers and $120,000 relating to the potential reimbursement of out-of-pocket expenses of a shareholder group that had solicited proxies in opposition to the Fund's Plan of Liquidation. Due to a settlement reached in March 1999, the $2.4 million previously set aside for the Regency litigation became available to the Trust. See Notes to Financial Statements for additional information.

On August 28, 1998, the Trust paid an interim liquidating distribution totaling $1,820,461, or $.75 per Unit, to unit holders of record on August 14, 1998. The Trust expects to make additional cash distributions to beneficiaries as its remaining assets are liquidated, subject to maintaining an adequate reserve for all current and contingent liabilities.

On March 2, 1999, the Trust announced that an additional liquidating distribution will be paid to unit holders of record on March 16, 1999. This distribution will total $1,820,461 or $.75 per Unit, and will be paid on March 31, 1999.

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

Realized and Unrealized Gains and Losses from Portfolio Investments - For the year ended December 31, 1998 and for the 1997 Period, the Trust had a net realized and unrealized loss from its portfolio investments of $1,138,125 and $251,593, respectively. For Fiscal 1997, the Fund had a net realized and unrealized gain from its portfolio investments of $2,287,566.

1998:
The $1,138,125 net realized and unrealized loss for 1998 was comprised of a $240,000 realized loss and an $898,125 unfavorable change to net unrealized depreciation of portfolio investments. The $240,000 realized loss resulted from the September 1998 write-off of the remaining cost of the Trust's investment in Oh-La-La! Inc. The unfavorable change in net unrealized depreciation for the year ended December 31, 1998 was comprised of a net downward revaluation of $593,750, relating to the Trust's investment in Unigene Laboratories, Inc., and a downward revaluation of $484,375, relating to the Trust's investment in First Colony Acquistion Corp. These downward revaluations were partially offset by the transfer of $180,000 from unrealized loss to realized loss resulting from the write-off of the remaining cost of Oh-La-La!, as discussed above. See the caption heading "Summary of Portfolio Transactions and Change in Net Assets during 1998" presented below for additional information.

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

The $3,972,372 net gain realized during Fiscal 1997 was comprised of the following transactions:
o The Fund sold 12,500 common shares of Accumed International, Inc. and warrants to purchase 250,000 shares of Accumed common stock for $517,189, realizing a gain of $444,872.
o On April 23, 1996, Shells Seafood Restaurants, Inc. completed its initial public offering of common stock at $5.00 per share. In connection with the offering, the Fund received $1,617,195, representing repayment of its $1,310,000 senior note and accrued interest thereon. Additionally, in July 1996, the Fund sold its remaining investment in Shells for $2,700,000, realizing a gain of $2,110,000.
o On July 1, 1996, the Fund transferred warrants to purchase 60,000 shares of Unigene Laboratories, Inc. common stock to certain individuals for payment of consulting and portfolio transaction costs incurred in connection with the Fund's investment in Unigene. This transaction resulted in a $105,000 gain, which was equally offset by $105,000 of consulting fee expense recorded by the Fund over several prior fiscal quarters.
o In July 1996, the Fund received $163,205 from International Communication Technologies, Inc., representing repayment of the $150,000 note due to the Fund along with accrued interest thereon.
o In January 1997, the Fund sold its 150,000 common shares of Optiva Corp. in a private transaction for $1,800,000, realizing a gain of $1,312,500.

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



Investment Income and Expenses
For the year ended December 31, 1998 and for the 1997 period, the Trust had a net investment loss (interest and other income less operating expenses) of $179,246 and $173,067, respectively. For Fiscal 1997, the Fund had a net investment loss of $1,243,927.

The significantly reduced net investment loss of $179,246 and $173,067 for 1998 and the 1997 Period, respectively, as compared to $1,243,927 for Fiscal 1997, primarily reflects the termination of the ongoing operations of the Fund, the adoption of its Plan of Liquidation and transfer of its remaining assets to the Trust, as discussed above.

The $6,179 increase in net investment loss for 1998 as compared to the 1997 Period, resulted from a $154,427 increase in operating expenses partially offset by a $148,248 increase in investment income. The increase in operating expenses for 1998 compared to the 1997 Period primarily was due to the $278,200 litigation settlement reserve, relating to the Regency Holdings, (Cayman) Inc. litigation as discussed in Note 4 of Notes to Financial Statements. This settlement expense was partially offset by a $123,773 decrease in other operating expenses. The decrease in other expenses primarily was the result of a $98,575 decrease in legal and accounting fees, and a $27,830 decrease in trustee fees. The decrease in legal and accounting fees reflects the declining legal work relating to activities of the Trust during 1998 as compared to 1997 and the reduction of certain expenses that had been accrued for in prior periods.

Total investment income for 1998 was $452,804 as compared to $304,556 for the 1997 Period. The increase in investment income primarily was due to $186,298 of other income recorded during 1998 relating to litigation settlements as discussed in Note 6 of Notes to Financial Statements. The increase in other income was partially offset by a $29,410 decrease in interest income from short-term investments, due to a decrease in funds available for investment in such securities during 1998 as compared to the 1997 Period. Interest income is expected to continue to decline as the Trust continues with the liquidation of its remaining assets and completes subsequent distributions of such proceeds to Unit holders.

The $1,070,860 decrease in net investment loss for the 1997 Period as compared to Fiscal 1997, resulted from a $2,458,529 decrease in operating expenses partially offset by a $1,387,669 decrease in investment income. The decrease in operating expenses primarily was attributable to two major factors. First, significantly lower legal fees were incurred during the 1997 Period compared to Fiscal 1997. Legal fees incurred during Fiscal 1997 totaled $1,991,383, as compared to $167,602 for the 1997 Period. The Fund incurred significant legal fees during Fiscal 1997 from (i) several legal proceedings involving the Fund,
(ii) continued restructuring of certain of the Fund's portfolio investments during Fiscal 1997, (iii) matters relating to the Fund's July 23, 1996 special meeting of shareholders and Plan of Liquidation and (iv) preparation and issuance of the Information Statement relating to the establishment of the Trust. Secondly, certain operating expenses of the Fund, other than legal fees, are no longer incurred by the Trust. These expenses include salary expense, amortization expense, directors fees, insurance, consulting fees and certain other expenses. Expenses, other than legal fees, incurred for the 1997 Period totaled $310,021, as compared to $944,769 for Fiscal 1997.

Total investment income for the 1997 Period was $304,556 as compared to $1,692,225 for Fiscal 1997. The decrease in investment income primarily was due to the recognition of $1,150,000 of other income during Fiscal 1997 relating to a litigation settlement, as discussed in Note 4 to Notes to Financial Statements. Additionally, interest income from short-term investments was reduced by $180,381, reflecting the shorter 1997 Period of approximately 10 months compared to the almost complete full year period for Fiscal 1997, and reduced cash equivalent balances held during the 1997 Period as compared to the amount for Fiscal 1997. The Trust had no interest or dividend income from portfolio investments for the 1997 Period, since it held no interest earning portfolio securities during the 1997 Period.



Net Assets in Liquidation
For the year ended December 31, 1998, the Trust had a $1,317,371 decrease in net assets resulting from operations, comprised of the $1,138,125 net realized and unrealized loss from portfolio investments and the $179,246 net investment loss. The Trust's net assets also were reduced by the $1,820,461 cash distribution paid to unit holders on August 28, 1998. As a result, the Trust's net assets declined by $3,187,382, from $6,931,370 as of December 31, 1997 to $3,793,538 as of December 31, 1998.

On a per Unit basis, the results of operations for the year ended December 31, 1998 decreased the Trust's net assets by $.543 per Unit and the cash distribution paid to Unit holders on August 28, 1998 reduced the Trust's net assets by $.75 per Unit. As a result, the Trust's net asset value declined $1.293 per Unit from $2.856 as of December 31, 1997, to $1.563 per Unit as of December 31, 1998.

Summary of Portfolio Transactions and Change in Net Assets during 1998
As discussed above, the write-off of the Trust's investment in Oh-la-la! Inc. during 1998, resulted in a realized loss of $240,000. However, as shown below, due to prior period loss reserves totaling $180,000, this write-off decreased the net asset value of the Trust for the period by $60,000. Also, as discussed above, the Trust's net assets were further reduced by a $1,078,125 net decrease in net assets resulting from the downward revaluation of the Trust's remaining portfolio investments. The completed portfolio transactions and revaluations decreased the Trust's net asset value on a net basis by $1,138,125 for the year ended December 31, 1998.

                                                                                                          Effect on Net Assets
                                                              1998                  Fair Value             for the year ended
Investment                                                  Proceeds                at 2/24/97              December 31, 1998
-----------------------------------------------------------------------------------------------------------------------------
Write-offs and expirations during 1998:
--------------------------------------
Oh-la-la! Inc.                                          $             0           $       60,000            $       (60,000)
YES! Entertainment Corporation                                        0                        0                          0
                                                        ---------------           --------------            ---------------
Sub-total from liquidations                             $             0           $       60,000                    (60,000)
                                                        ===============           ==============            ---------------

Revaluations during 1998:
First Colony Acquistion Corp.                                                                                      (484,375)
Unigene Laboratories, Inc. (Warrants)                                                                              (593,750)
                                                                                                            ---------------
Sub-total from revaluations                                                                                      (1,078,125)
                                                                                                            ---------------
Sub-total from portfolio transactions                                                                            (1,138,125)

Net investment loss for 1998                                                                                       (179,246)
                                                                                                            ---------------
Change in Net Assets for 1998                                                                               $    (1,317,371)
                                                                                                            ===============


For the 1997 Period, the Trust had a $424,660 decrease in net assets resulting from operations, comprised of the $251,593 net realized and unrealized loss from portfolio investments and the $173,067 net investment loss. The Trust's net assets also were reduced by the $2,427,281 cash distribution made to unit holders on July 15, 1997. As a result, the Trust's net assets were $6,931,370, or $2.86 per Unit, as of December 31, 1997, representing a decrease of $2,851,941, or $1.17 per Unit, from net assets of $9,783,311 as of February 24, 1997, the Fund's termination date.

For Fiscal 1997, the Fund had a net increase in net assets resulting from operations of $1,043,639, comprised of the net realized and unrealized gain from portfolio investments of $2,287,566 offset by the net investment loss of $1,243,927. Additionally, the cash distribution paid to shareholders on August 30, 1996 also reduced the Fund's net assets by $8,495,486. As a result, the Fund's net assets were $9,783,311, or $4.03 per common equivalent share, as of February 24, 1997, representing a decrease of $17,235,158, or $7.25 per common equivalent share, as of February 29, 1996.

Year 2000 Issue - The Year 2000 ("Y2K") concern arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of "19". If not corrected, many computer applications could fail or create erroneous results. The impact of the Y2K concern on the operations of the Trust is currently being assessed.

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

Costs to be incurred by the Trust relating to the investigation or correction of potential Y2K problems affecting the Trust are not expected to be material.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The Trust is subject to market risk arising from changes in the value of its portfolio investments, investments in U.S. Treasury Bills and interest-bearing cash equivalents, which may result from fluctuations in interest rates and equity prices. The Trust has calculated its market risk related to its holdings of these investments based on changes in interest rates and equity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the hypothetical change in fair values, cash flows and earnings based on an assumed 10% change (increase or decrease) in interest rates and equity prices. To perform the sensitivity analysis, the assumed 10% change is applied to market rates and prices on investments held by the Trust at the end of the accounting period.

The Trust's portfolio investments had an aggregate fair value of $484,375 as of December 31, 1998. An assumed 10% decline from this December 31, 1998 fair value, would result in a reduction to the fair value of such investments and an unrealized loss of $48,438.

Market risk relating to the Trust's interest-bearing cash equivalents, investments in U.S. Treasury Bills and overnight repurchase agreements collateralized by securities issued by the U.S. Government or its agencies held as of December 31, 1998 are considered to be immaterial.

Item 8.  Financial Statements and Supplementary Data.



                           MICROCAP LIQUIDATING TRUST
                     (Successor to The MicroCap Fund, Inc.)
                                      INDEX


Independent Auditors' Report

Statements of Assets and Liabilities as of December 31, 1998 and 1997

Schedules of Portfolio Investments as of December 31, 1998 and 1997

Statements of Operations for the year ended December 31, 1998, for the period from February 25, 1997 to December 31, 1997, and for the period from March 1, 1996 to February 24, 1997 (Date of Termination) (Predecessor)

Statements of Changes in Net Assets for the year ended December 31, 1998, for the period from February 25, 1997 to December 31, 1997, and for the period from March 1, 1996 to February 24, 1997 (Date of Termination) (Predecessor)

Statements of Cash Flows for the year ended December 31, 1998, for the period from February 25, 1997 to December 31, 1997, and for the period from March 1, 1996 to February 24, 1997 (Date of Termination) (Predecessor)

Notes to Financial Statements

Note - All schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT




MicroCap Liquidating Trust

We have audited the accompanying statements of assets and liabilities, including the schedules of portfolio investments, of the MicroCap Liquidating Trust (the "Trust") as of December 31, 1998 and 1997, and the related statements of operations, changes in net assets and cash flows of the Trust for the year ended December 31, 1998, for the period from February 25, 1997 to December 31, 1997 and for The MicroCap Fund, Inc. (the "Fund") for the period from March 1, 1996 to February 24, 1997 (Date of Termination). These financial statements are the responsibility of the Trust's and the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 1998 and 1997 by correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 1998 and 1997 and the results of the Trust's operations, changes in net assets and cash flows for the year ended December 31, 1998, for the period from February 25, 1997 to December 31, 1997 and for the Fund for the period from March 1, 1996 to February 24, 1997 (Date of Termination) in conformity with generally accepted accounting principles.

As explained in Note 2, the financial statements include securities valued at $484,375 and $1,622,500 as of December 31, 1998 and 1997, respectively, representing 13% and 23% of net assets, respectively, whose values have been estimated by the Trustee of the Trust as of December 31, 1998 and 1997 in the absence of readily ascertainable market values. We have reviewed the procedures used by the Trustee in arriving at the estimated value of such securities and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.



Deloitte & Touche LLP

New York, New York
February 22, 1999
(March 2, 1999 as to Notes 4 and 7)


MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF ASSETS AND LIABILITIES
As of December 31, 1998 and 1997


                                                                                                 1998                1997
                                                                                            ---------------    ----------------
Assets

Portfolio investments at fair value (cost $1,937,500 as of
   December 31,1998 and $2,177,500 as of December 31, 1997)                                 $       484,375    $      1,622,500
Cash and cash equivalents - unrestricted                                                            813,832           2,651,802
Cash and cash equivalents - restricted                                                            2,790,218           2,790,218
Accrued interest receivable                                                                          14,826              18,644
Other receivables                                                                                    50,000                   -
Other assets                                                                                              -                 883
                                                                                            ---------------    ----------------
   Total assets                                                                                   4,153,251           7,084,047
                                                                                            ---------------    ----------------

Liabilities

Accounts payable and accrued expenses                                                                81,513             152,677
Litigation settlement reserve                                                                       278,200                   -
                                                                                            ---------------    ----------------
   Total liabilities                                                                                359,713             152,677
                                                                                            ---------------    ----------------

Net Assets in Liquidation                                                                   $     3,793,538    $      6,931,370
                                                                                            ===============    ================


Net assets in liquidation per Unit of beneficial interest                                            $ 1.56              $ 2.86
                                                                                                     ======              ======


Number of Units of beneficial interest outstanding                                                2,427,281           2,427,281
                                                                                                  =========           =========
















See notes to financial statements.


MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
SCHEDULE OF PORTFOLIO INVESTMENTS
As of December 31, 1998

Issuer / Position                                                                   Cost              Fair Value       Net Assets(1)

Publicly-Held Securities:

Unigene Laboratories, Inc.
Warrant to purchase 475,000 shares of Common Stock
   at $1.375, expiring 7/7/00                                                   $           0       $            0       0.00%
                                                                                -------------       --------------     -------

Privately-Held Securities:

First Colony Acquisition Corp.
106,562 shares of Series A1 Preferred Stock                                           594,174              148,544
240,179 shares of Series B1 Preferred Stock                                         1,343,326              335,831
Warrant to purchase 7,560 shares of Common Stock
   at $5.00, expiring 1/24/00                                                               0                    0
                                                                                -------------       --------------
                                                                                    1,937,500              484,375      12.77%
                                                                                -------------       --------------    --------

Total Portfolio Investments(A) (B)                                              $   1,937,500       $      484,375      12.77%
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

(B) All portfolio securities held as of December 31, 1998, are non-income producing. As of December 31, 998, all of the Trust's portfolio companies were located in the eastern United States. The investments, using fair value as a percentage of net assets, represented biotechnology, 12.77%, consumer products, 0%, preferred stock, 12.77%, and common stock, 0%.








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

Publicly-Held Securities:

Unigene Laboratories, Inc.
Warrant to purchase 475,000 shares of Common Stock
   at $1.375, expiring 7/7/00                                                   $           0       $      593,750       8.57%
                                                                                -------------       --------------     -------

YES! Entertainment Corporation
Warrant to purchase 11,437 shares of Common Stock
   at $15.30 per share, expiring 7/16/98                                                    0                    0           0%
                                                                                -------------       --------------   ----------

Privately-Held Securities:

First Colony Acquisition Corp.
106,562 shares of Series A1 Preferred Stock                                           594,174              297,087
240,179 shares of Series B1 Preferred Stock                                         1,343,326              671,663
Warrant to purchase 7,560 shares of Common Stock
   at $5.00, expiring 1/24/00                                                               0                    0
                                                                                -------------       --------------
                                                                                    1,937,500              968,750      13.98%
                                                                                -------------       --------------    --------
Oh-La-La! Inc.
9% Convertible Senior Note                                                            140,000               34,800
9% Convertible Senior Note                                                            100,000               25,200
                                                                                -------------       --------------
                                                                                      240,000               60,000     .87%
                                                                                -------------       -----------------------

Total Portfolio Investments                                                     $   2,177,500       $    1,622,500      23.42%
                                                                                =============       ==============    ========



(1) Represents fair value as a percentage of net assets.









     See notes to financial statements.


MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF OPERATIONS
For the Year ended  December 31, 1998,  for the Period from February 25, 1997 to
December  31, 1997 and for the Period  from March 1, 1996 to  February  24, 1997
(Date of Termination)

                                                                                                                March 1,
                                                                                        February 25,       1996 to
                                                                                           1997 to            February 24,
                                                                                        December 31,       1997
                                                                       1998                 1997              (Predecessor)
                                                                 ---------------     ----------------      -----------------
Investment Income and Expenses

Income:
   Interest from U.S. Treasury Bills and
      repurchase agreements                                     $        240,737      $      270,147       $     450,528
   Interest from portfolio investments                                         -                   -              36,578
   Other interest income                                                  13,954              15,467                   -
   Other income                                                          198,113              18,942           1,205,119
                                                                ----------------      --------------       -------------
   Total income                                                          452,804             304,556           1,692,225
                                                                ----------------      --------------       -------------

Expenses:
   Litigation settlement                                                 278,200                   -                   -
   Administrative expenses                                                76,573              73,498             125,741
   Legal fees                                                            101,663             167,602           1,991,383
   Accounting fees                                                        31,189              63,825              96,805
   Trustee fees                                                          120,205             148,035             127,319
   Transfer agent and custody fees                                        20,867              17,461              22,392
   Mailing and printing                                                    2,502               4,677              66,972
   Other operating expenses                                                  851               2,525              89,012
   Salary expense                                                              -                   -             178,919
   Amortization of deferred organizational costs                               -                   -              80,608
   Directors' fees and expenses                                                -                   -              47,879
   Consulting fees                                                             -                   -              74,400
   Insurance expense                                                           -                   -              34,722
                                                                ----------------      --------------       -------------
   Total expenses                                                        632,050             477,623           2,936,152
                                                                ----------------      --------------       -------------

Net Investment Loss                                                     (179,246)           (173,067)         (1,243,927)
                                                                ----------------      --------------       -------------

Net Realized and Unrealized Gain (Loss) From
   Portfolio Investments

   Net realized (loss) gain from portfolio investments                  (240,000)            775,250           3,972,372
   Change in net unrealized appreciation or
     depreciation of investments                                        (898,125)         (1,026,843)         (1,684,806)
                                                                ----------------      --------------       -------------
   Net realized and unrealized (loss) gain
     from portfolio investments                                   (1,138,125)         (251,593)            2,287,566
                                                                ------------    --------------      ----------------

Net (Decrease) Increase in Net Assets Resulting
   From Operations                                              $ (1,317,371)__$      (424,660)   $        1,043,639
                                                                ============   ===============    ==================


See notes to financial statements.


MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF CHANGES IN NET ASSETS
For the Year ended  December 31, 1998,  for the Period from February 25, 1997 to
December  31, 1997 and for the Period  from March 1, 1996 to  February  24, 1997
(Date of Termination)


                                                                                                                March 1,
                                                                                         February 25,       1996 to
                                                                                            1997 to         February 24,
                                                                                         December 31,       1997
                                                                         1998                1997             (Predecessor)
                                                                  ----------------     ----------------        -----------
Change in net assets resulting from operations:

Net investment loss                                               $       (179,246)            (173,067)    $    (1,243,927)
Net realized (loss) gain from portfolio investments                       (240,000)             775,250           3,972,372
Change in net unrealized appreciation or depreciation
   of portfolio investments                                               (898,125)          (1,026,843)         (1,684,806)
                                                                  ----------------     ----------------     ---------------
Net decrease in net assets resulting from operations                    (1,317,371)            (424,660)          1,043,639
                                                                  ----------------     ----------------     ---------------

Change in net assets from distributions:

Cash distributions paid                                                 (1,820,461)          (2,427,281)         (8,495,486)
                                                                  ----------------     ----------------     ---------------

Net decrease in net assets for the period                               (3,137,832)          (2,851,941)         (7,451,847)

Net assets in liquidation at beginning of period                         6,931,370            9,783,311          17,235,158
                                                                  ----------------     ----------------     ---------------

Net Assets in Liquidation at End of Period                        $      3,793,538     $      6,931,370     $     9,783,311
                                                                  ================     ================     ===============

Net assets per Unit of beneficial interest or
   common equivalent share                                                 $ 1.56             $ 2.86         $ 4.03
                                                                           ======             ======         ======

Number of Units of beneficial interest or
   common equivalent shares                                              2,427,281            2,427,281           2,427,281
                                                                         =========            =========           =========





See notes to financial statements.


MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF CASH FLOWS
For the Year ended  December 31, 1998,  for the Period from February 25, 1997 to
December  31, 1997 and for the Period  from March 1, 1996 to  February  24, 1997
(Date of Termination)

                                                                                                              March 1,
                                                                                        February 25,      1996 to
                                                                                           1997 to        February 24,
                                                                                      December 31,  1997
                                                                        1998                1997            (Predecessor)
                                                                  ---------------     ---------------     ---------------

Cash Flows Used For Operating Activities

Net investment loss                                               $      (179,246)    $     (173,067)     $   (1,243,927)
Adjustments to reconcile net investment loss
   to cash used for operating activities:
Increase (decrease) in payables and other liabilities                     207,036         (1,032,656)            851,780
(Increase) decrease in receivables and other assets                       (45,299)           668,557            (130,265)
Depreciation expense                                                            -             12,721               5,103
Amortization of deferred organizational costs                                   -                  -              80,608
                                                                  ---------------     --------------      --------------
Cash flows used for operating activities                                  (17,509)          (524,445)           (436,701)
                                                                  ---------------     --------------      --------------

Cash Flows Provided From Investing Activities

Net proceeds from the sale of portfolio investments                             -            822,500           4,676,564
Repayment of notes                                                              -                  -           2,000,000
Purchase of portfolio investments                                               -                  -             (51,411)
                                                                  ---------------     --------------      --------------
Cash flows provided from investing activities                                   -            822,500           6,625,153
                                                                  ---------------     --------------      --------------

Cash Flows Used For Financing Activities

Cash distributions paid                                                (1,820,461)        (2,427,281)         (8,495,486)
                                                                  ---------------     --------------      --------------

Decrease in cash and cash equivalents                                  (1,837,970)        (2,129,226)         (2,307,034)

Cash and cash equivalents at beginning of period                        5,442,020          7,571,246           9,878,280
                                                                  ---------------     --------------      --------------

Cash and Cash Equivalents at End of Period                        $     3,604,050     $    5,442,020      $    7,571,246
                                                                  ===============     ==============      ==============



See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
NOTES TO FINANCIAL STATEMENTS

1.     Organization and Purpose

The MicroCap Liquidating Trust (the "Trust"), a liquidating trust established under the laws of the State of New York, is the successor entity to The MicroCap Fund, Inc., formerly Commonwealth Associates Growth Fund, Inc. (the "Fund"). The Fund, which was a Maryland corporation formed on January 26, 1993, was a non-diversified, closed-end management investment company and operated as a business development company under the Investment Company Act of 1940. The Fund's investment objective was to achieve long-term capital appreciation of assets, rather than current income, by investing in debt and equity securities of emerging and established companies that management believed offered significant growth potential.

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

3.     Related Party Transactions

In July 1996, the Fund entered into an agreement with Raymond S. Troubh, whereby Mr. Troubh provided management services to the Fund in connection with its Plan of Liquidation and has continued to provide such services to the Trust during its liquidation. For services rendered under the agreement, Mr. Troubh receives $8,500 per month, plus 1% of the amount of each distribution (other than the initial distribution paid by the Fund on August 30, 1996), plus a percentage of any proceeds of sale or other revenues received by the Fund or the Trust in excess of the investment in the particular asset. Mr. Troubh was paid 5% of such excess for amounts received in 1996 and 1997, 4% in 1998, and will be paid 2% in 1999 and 0% thereafter.

4.     Litigation

On April 19, 1996, the Fund filed a complaint against Commonwealth Associates, a registered broker-dealer and the underwriter of the Fund's initial public offering, Michael S. Falk, the chief executive officer of Commonwealth Associates, a minority shareholder and former director of the Fund, and Stephen
J. Warner, a former executive officer of Commonwealth Associates and the former president of the Fund. The civil action, which was filed in federal court in the Southern District of New York, alleged fraud, breach of fiduciary duties and violations of the Investment Company Act of 1940. On December 24, 1996, the Fund and the defendants agreed to a settlement of the complaint, whereby Commonwealth Associates agreed to make settlement payments to the Fund or the Trust totaling $1,150,000. In connection therewith, $500,000 was received in December 1996 and an additional $650,000 was received in installments during 1997. Interest of $20,415 was also paid to the Trust with the final installment payment in December 1997. Additionally, as part of the settlement, the Fund and the defendants agreed to pursue claims against former counsel to the Fund. The Trust was entitled to receive 50% of any recovery from such claims after reimbursement to Commonwealth Associates of all costs and expenses associated with pursuing the claims. See note 6 of Notes to the Financial Statements for additional information.

Regency Holdings (Cayman) Inc. ("Holdings") and Regency Maritime Corp. ("Maritime") (collectively "Regency") along with other related entities are debtors in a bankruptcy case pending in the United States Bankruptcy Court for the Southern District of New York, 95 B 45197 (TLB). In that bankruptcy case, Regency initiated an adversary proceeding against the Fund and certain other persons and entities to recover monies that it paid them on the ground that such payments constituted voidable preferences or fraudulent conveyances under the Bankruptcy Code. Holdings maintained that a payment made to the Fund between 90 days and one year prior to the filing of Regency's bankruptcy petition in the amount of $1,940,000 to satisfy a bridge loan the Fund made to Regency, was a voidable preference because Kamal Mustafa, the former president of the Fund, was a director of Regency (and therefore an insider) for a portion of the time that such amounts were due and owing. Holdings also maintained that such relationship had an impact on the decision to pay these amounts. Additionally, Holdings maintained that a payment of $145,728 made to the Fund to redeem certain warrants issued with respect to the loan transaction was made within 90 days of the filing of the bankruptcy petition and

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
NOTES TO FINANCIAL STATEMENTS - continued

was therefore a voidable preference without regard to whether Mustafa was an insider. Alternatively, Maritime asserted that the foregoing payments were made from its funds, without reasonably equivalent consideration, and were therefore avoidable as fraudulent conveyances. The Fund served an answer denying the allegations of the amended complaint and contested Regency's claims. Pursuant to an order filed with the Bankruptcy Court, the Trust had set aside approximately $2.4 million in an interest-bearing cash account pending resolution by the Bankruptcy Court of the adversary proceeding. Substantial discovery has been undertaken. A limited trial based upon written submissions to address the validity of Regency's preference claims was held in December 1997 and resulted in a judgment in favor of the Trust, dismissing the preference claims with prejudice. A mediator was appointed to attempt to facilitate a mutually beneficial settlement of the remaining fraudulent conveyance claims, and a mediation session occurred on October 5, 1998. During that session, the parties reached a tentative consensual resolution of the fraudulent conveyance claim. The proposed settlement was finalized in March 1999 and the defendants agreed to pay a total of $535,000, of which the Trust's share is $281,425, exclusive of legal and other fees and expenses. As a result of the settlement, the $2.4 million previously set aside is now available to the Trust.

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

6.     Other income

This includes income received as a result of the settlement of certain claims against former counsel by the Fund, Commonwealth Associates, Falk and Warner. Pursuant to the terms of this settlement agreement, a final payment of $50,000 was received by the Trust on February 1, 1999.


MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
NOTES TO FINANCIAL STATEMENTS - continued

7.     Cash Distributions

On August 28, 1998, the Trust paid an interim liquidating distribution totaling $1,820,461, or $.75 per Unit. Such distribution was paid to unit holders of record on August 14, 1998.

On March 2, 1999, the Trust announced that an additional liquidation distribution will be paid to unit holders of record on March 16, 1999. This distribution will total $1,820,461 or $.75 per Unit, and will be paid on March 31, 1999.

Item 9.  Disagreements on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10.      Directors and Executive Officers.

The following table sets forth certain information with respect to the Trustee of the Trust.


                                              Year First
                                               Elected a
                                               Director           Position with
Name                              Age         or Officer             the Trust
Raymond S. Troubh                 72             1996                 Trustee

Raymond S. Troubh served as President, Chief Executive Officer, Treasurer, Secretary and Director of the Fund since July 1996, and has been the independent Trustee of the Trust since its formation on February 25, 1997. Mr. Troubh is a financial consultant in New York City and a former governor of the American Stock Exchange. He is a graduate of Bowdoin College and Yale Law School and was a general partner of Lazard Freres & Co., an investment banking firm. Mr. Troubh is a director of ARIAD Pharmaceuticals, Inc., a pharmaceutical company; Becton, Dickinson and Company, a healthcare products manufacturer; Diamond Offshore Drilling, Inc., an offshore drilling company; Foundation Health Systems, Inc., a healthcare company; General American Investors Company, an investment advisory company; Olsten Corporation, a temporary personnel and healthcare services company; Starwood Hotels & Resorts, a hotel and gaming company; WHX Corporation, a holding company; and Triarc Companies, Inc., a diversified holding company. He is also a Trustee of Petrie Stores Liquidating Trust, a liquidating trust holding the assets of a former women's apparel retailer.

Item 11.      Executive Compensation.

On July 24, 1996, following approval by the Board of Directors of the Fund, Mr. Troubh entered into a consulting agreement with the Fund and by extension, the Trust, pursuant to which he is compensated for his management services to the Trust in the amount of $8,500 per month, plus 1% of the amount of each distribution (other than the initial distribution paid on August 30, 1996), plus, a percentage of any proceeds of sale or other revenues received by the Trust in excess of the Trust's investment in a particular asset. Mr. Troubh was paid 5% of such excess for amounts received in 1996 and 1997, 4% in 1998, and will be paid 2% in 1999, and 0% thereafter. For the year ended December 31, 1998, the Trust paid fees to Mr. Troubh totaling $120,205.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

Security Ownership

As of March 16, 1999, Mr. Troubh, the sole Trustee of the Trust, held no units of beneficial interest in the Trust.

Item 13.      Certain Relationships and Related Transactions.

Not applicable.

                                     PART IV

Item 14.      Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a)  1.  Financial Statements

         Independent Auditors' Report

         Statements of Assets and Liabilities as of December 31, 1998 and 1997

         Schedules of Portfolio Investments as of December 31, 1998 and 1997

         Statements of Operations for the year ended December 31, 1998, for the period from February 25, 1997 to December 31, 1997, and for the period from March 1, 1996 to February 24, 1997 (Date of Termination) (Predecessor)

         Statements of Changes in Net Assets for the year ended December 31, 1998, for the period from February 25, 1997 to December 31, 1997, and for the period from March 1, 1996 to February 24, 1997 (Date of Termination) (Predecessor)

         Statements of Cash Flows for the year ended December 31, 1998, for the period from February 25, 1997 to December 31, 1997, and for the period from March 1, 1996 to February 24, 1997 (Date of Termination) (Predecessor)

         Notes to Financial Statements

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


Date:         March 31, 1999