Form 10-Q
period 1999-03-31
MICROCAP LIQUIDATING TRUST
filed 1999-05-17
CIK 1035916

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1999



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


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Statements of Net Assets in Liquidation as of March 31, 1999 (Unaudited) and December 31, 1998

Schedule of Portfolio Investments as of  March 31, 1999 (Unaudited)

Statements of Operations for the Three Months ended March 31, 1999 and 1998 (Unaudited)

Statements of Changes in Net Assets for the Three Months ended March 31, 1999 and 1998 (Unaudited)

Statements of Cash Flows for the Three Months ended March 31, 1999 and 1998 (Unaudited)

Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.       Quantitative and Qualitative Disclosure about Market Risk.


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings.

Item 2.       Changes in Securities.

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF NET ASSETS IN LIQUIDATION

                                                                                           March 31, 1999      December 31,
                                                                                             (Unaudited)             1998
Assets

Portfolio investments at fair value (cost $1,937,500 as of
   March 31, 1999 and December 31, 1998)                                                    $       484,375    $        484,375
Cash and cash equivalents - unrestricted                                                          1,116,126             813,832
Cash and cash equivalents - restricted                                                              370,000           2,790,218
Accrued interest receivable                                                                          13,291              14,826
Other receivables                                                                                         -              50,000
                                                                                            ---------------    ----------------
   Total assets                                                                                   1,983,792           4,153,251
                                                                                            ---------------    ----------------

Liabilities

Accounts payable and accrued expenses                                                                42,086              81,513
Due to Trustee                                                                                       18,205                   -
Litigation settlement reserve                                                                             -             278,200
                                                                                            ---------------    ----------------
   Total liabilities                                                                                 60,291             359,713
                                                                                            ---------------    ----------------

Net Assets in Liquidation                                                                   $     1,923,501    $      3,793,538
                                                                                            ===============    ================


Net assets in liquidation per Unit of beneficial interest                                          $   0.79              $ 1.56
                                                                                                   ========              ======

Number of Units of beneficial interest outstanding                                                2,427,281           2,427,281
                                                                                               ============           =========
















See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited)
As of March 31, 1999

Issuer / Position                                                                   Cost              Fair Value       Net Assets(1)

Publicly-Held Securities:

Unigene Laboratories, Inc.
Warrant to purchase 475,000 shares of Common Stock
   at $1.375, expiring 7/7/00                                                   $           0       $            0       0.00%
                                                                                -------------       --------------     -------

Privately-Held Securities:

First Colony Acquisition Corp.
106,562 shares of Series A1 Preferred Stock                                           594,174              148,544
240,179 shares of Series B1 Preferred Stock                                         1,343,326              335,831
Warrant to purchase 7,560 shares of Common Stock
   at $5.00, expiring 1/24/00                                                               0                    0
                                                                                -------------       --------------
                                                                                    1,937,500              484,375      25.18%
                                                                                -------------       --------------    --------

Total Portfolio Investments (A)                                                 $   1,937,500       $      484,375      25.18%
                                                                                =============       ==============    ========


(1) Represents fair value as a percentage of net assets.

(A) All portfolio securities held as of March 31, 1999 are non-income producing. As of March 31, 1999, all of the Trust's portfolio companies were located in the eastern United States. The investments, using fair value as a percentage of net assets, represented biotechnology, 25.18%, consumer products, 0%, preferred stock, 25.18%, and common stock, 0%.







     See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF OPERATIONS (Unaudited)


                                                                                    Three Months              Three Months
Ended March 31,                                                                    Ended March 31,
                                                                                        1999                      1998
                                                                                 -------------------     -----------------------
INVESTMENT INCOME AND EXPENSES

Income:
   Interest from U.S. Treasury Bills and repurchase agreements                    $        40,934           $          73,756
   Other income                                                                                 -                      11,815
                                                                                  ---------------           -----------------
   Total investment income                                                                 40,934                      85,571
                                                                                  ---------------           -----------------
Expenses:
   Administrative expenses                                                                 19,629                      18,058
   Legal fees                                                                               7,259                      73,711
   Accounting fees                                                                         11,000                      11,250
   Trustee fees                                                                            43,705                      25,500
   Transfer agent and custodian fees                                                        5,416                       5,428
   Litigation expense                                                                       3,225                           -
   Other operating expenses                                                                   276                         656
                                                                                  ---------------           -----------------
   Total expenses                                                                          90,510                     134,603
                                                                                  ---------------           -----------------

NET INVESTMENT LOSS                                                                       (49,576)                    (49,032)

   Change in net unrealized depreciation of investments                                         -                     (29,687)
                                                                                  ---------------           -----------------
NET DECREASE IN NET ASSETS IN LIQUIDATION                                         $       (49,576)          $         (78,719)
                                                                                  ===============           =================


See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)




                                                                                      Three Months             Three Months
                                                                                     Ended March 31,      Ended March 31,
1999                                                                                                1998
----------------------------------------------------------------------------------          --------------
Changes in net assets resulting from operations:

Net investment loss                                                                 $       (49,576)        $       (49,032)
Change in net unrealized depreciation of investments                                              -                 (29,687)
                                                                                    ---------------         ---------------
Net decrease in net assets resulting from operations                                        (49,576)                (78,719)
                                                                                    ---------------         ---------------

Change in net assets from distributions:

Cash distributions paid                                                                  (1,820,461)                      -
                                                                                    ---------------         ---------------

Decrease in net assets in liquidation                                                    (1,870,037)                (78,719)

Net assets in liquidation at beginning of period                                          3,793,538               6,931,370
                                                                                    ---------------         ---------------

N  et Assets in Liquidation at End of Period                                        $     1,923,501         $     6,852,651
                                                                                    ===============         ===============


Net assets per unit of beneficial interest                                               $     0.79               $    2.82
                                                                                         ==========               =========

Number of units of beneficial interest                                                    2,427,281                 2,427,281
                                                                                          =========                 =========



See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                      Three Months            Three Months
Ended March 31,                                                                     Ended March 31,
                                                                                          1999                    1998
                                                                                 --------------------    -----------------------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                               $        (49,576)        $        (49,032)
Adjustments to reconcile net investment loss to cash
   used for operating activities:
(Decrease) increase in liabilities                                                        (299,422)                  43,172
Decrease in other assets                                                                    51,535                    3,095
                                                                                  ----------------         ----------------
Cash flows used for operating activities                                                  (297,463)                  (2,765)
                                                                                  ----------------         ----------------
CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distributions paid                                                                  (1,820,461)                      -
                                                                                    ---------------         ---------------
Cash flows used for financing activities                                                 (1,820,461)                      -
                                                                                    ---------------         ---------------

Decrease in cash and cash equivalents                                                   (2,117,924)                  (2,765)

Cash and cash equivalents at beginning of period                                         3,604,050                5,442,020
                                                                                  ----------------         ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $      1,486,126         $      5,439,255
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

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
NOTES TO FINANCIAL STATEMENTS - continued (Unaudited)

Cash and Cash Equivalents - The Trust invests its available cash in U.S. Treasury Bills and overnight repurchase agreements collateralized by securities issued by the U.S. Government or its agencies. Such investments are considered to be cash equivalents for the statement of cash flows. The cash and cash equivalents of the Trust include restricted cash of $370,000, comprised of $250,000 relating to certain indemnification agreements with Mr. Raymond S. Troubh, the Trustee of the Trust, and certain of the Fund's former directors and officers and $120,000 relating to the potential reimbursement of out-of-pocket expenses of a shareholder group that had solicited proxies in opposition to the Fund's Plan of Liquidation. See Notes 4 and 5 below.

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

4.     Litigation

Regency Holdings (Cayman) Inc. ("Holdings") and Regency Maritime Corp. ("Maritime") (collectively "Regency") along with other related entities are debtors in a bankruptcy case pending in the United States Bankruptcy Court for the Southern District of New York, 95 B 45197 (TLB). In that bankruptcy case, Regency initiated an adversary proceeding against the Fund and certain other persons and entities to recover monies that it paid them on the ground that such payments constituted voidable preferences or fraudulent conveyances under the Bankruptcy Code. Holdings maintained that a payment made to the Fund between 90 days and one year prior to the filing of Regency's bankruptcy petition in the amount of $1,940,000 to satisfy a bridge loan the Fund made to Regency, was a voidable preference because Kamal Mustafa, the former president of the Fund, was a director of Regency (and therefore an insider) for a portion of the time that such amounts were due and owing. Holdings also maintained that such relationship had an impact on the decision to pay these amounts. Additionally, Holdings maintained that a payment of $145,728 made to the Fund to redeem certain warrants issued with respect to the loan transaction was made within 90 days of the filing of the bankruptcy petition and was therefore a voidable preference without regard to whether Mustafa was an insider. Alternatively, Maritime asserted that the foregoing payments were made from its funds, without reasonably equivalent consideration, and were therefore avoidable as fraudulent conveyances. The Fund served an answer denying the allegations of the amended complaint and contested Regency's claims. Pursuant to an order filed with the Bankruptcy Court, the Trust had set aside approximately $2.4 million in an interest-bearing cash account pending resolution by the Bankruptcy Court of the adversary proceeding. Substantial discovery has been undertaken. A limited trial based upon written submissions to address the validity of Regency's preference claims was held in December 1997 and resulted in a judgment in favor of the Trust, dismissing the preference claims with prejudice. A mediator was appointed to attempt to facilitate a mutually beneficial settlement of the remaining fraudulent conveyance claims, and a mediation session occurred on October 5, 1998. During that session, the parties reached a tentative consensual resolution of the fraudulent conveyance claim. The proposed settlement was finalized in March 1999 and the defendants agreed to pay a total of $535,000, of which the Trust's share was $281,425, exclusive of legal and other fees and expenses.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
NOTES TO FINANCIAL STATEMENTS - continued (Unaudited)

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

6.       Cash Distribution

On March 2, 1999, the Trust announced that an additional liquidation distribution would be paid to unit holders of record on March 16, 1999. This distribution totaled $1,820,461 or $.75 per Unit, and was paid on March 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As of March 31, 1999, the Trust held cash and cash equivalents totaling $1,486,126, of which $370,000 was restricted due to certain contingencies, as discussed below. The Trust's cash balances are invested in U.S. Treasury Bills or overnight repurchase agreements collateralized by securities issued by the U.S. Government or its agencies. Interest earned from such investments for the three months ended March 31, 1999, totaled $40,934. Interest earned from such cash balances in future periods is subject to fluctuations in short-term interest rates and changes in cash equivalent balances held by the Trust.

The restricted cash and cash equivalents balance of $370,000, is comprised of $250,000 relating to certain indemnification agreements with Mr. Raymond S. Troubh, the Trustee of the Trust, and certain of the former directors and officers of The MicroCap Fund, Inc. (the "Fund") and $120,000 relating to the potential reimbursement of out-of-pocket expenses of a shareholder group that had solicited proxies in opposition to the Fund's Plan of Liquidation. See Note 5 of the Notes to Financial Statements.

On March 2, 1999, the Trust declared an additional liquidation distribution totaling $1,820,461 or $.75 per Unit. Such distribution was paid on March 31, 1999 to unit holders of record on March 16, 1999. The Trust expects to make additional cash distributions to beneficiaries of the Trust as the remaining assets are liquidated and after the payment of, or reserve for, all current and contingent liabilities.

Results of Operations

The Trust is pursuing the orderly liquidation of its assets and subsequent distribution to unit holders of the proceeds from such liquidation, including the Trust's remaining cash balances, after payment of, or provision for, all current, future and contingent liabilities. Prior to the creation of the Trust, the Fund had begun to pursue this objective upon the approval of its Plan of Liquidation in July 1996.

Realized and Unrealized Gains and Losses from Portfolio Investments
For the three months ended March 31, 1999, the Trust had no realized or unrealized gains or losses from portfolio investments.

For the three months ended March 31, 1998, the Trust had a $29,687 unrealized loss resulting from the downward revaluation of its investment in Unigene Laboratories, Inc., due to the reduced public market price of Unigene common stock at the end of the period. There were no realized gains or losses from portfolio investments during the three months ended March 31, 1998.

Investment Income and Expenses
For the three months ended March 31, 1999 and 1998, the Trust had a net investment loss of $49,576 and $49,032, respectively. The slight increase in net investment loss for the three months ended March 31, 1999 as compared to the same period in 1998 resulted from a $44,637 decrease in investment income almost fully offset by a $44,093 decrease in operating expenses for the 1999 period. The decrease in investment income primarily was due to a $32,822 decrease in interest income from short-term investments for the 1999 period as compared to the same period in 1998. This decrease in interest income from short-term investments primarily is due to a reduction of funds available for investment in such securities during the three months ended March 31, 1999 compared to the same period in 1998. The Trust also had $11,815 of non-recurring income for the three months ended March 31, 1998.

The decrease in operating expenses for the three months ended March 31, 1999, as compared to the same period in 1998, primarily was due to a $66,452 decrease in legal fees. Such decrease reflects the declining legal work required for activities relating to the Trust during the 1999 period as compared to the same period in 1998. This decrease was partially offset by an $18,205 increase in Trustee fees resulting from the additional fee payable for the cash distribution paid to beneficial holders on March 31, 1999. See Note 3 of the Notes to Financial Statements.

Net Assets in Liquidation
As of March 31, 1999, net assets in liquidation totaled $1,923,501, a decrease of $1,870,037 from net assets in liquidation of $3,793,538 as of December 31, 1998. This decrease is the result of the $1,820,461 cash distribution paid in March 1999 combined with the $49,576 net investment loss for the three months ended March 31, 1999. As of March 31, 1999, the net asset value per Unit of beneficial interest was $0.79, compared to $1.56 as of December 31, 1998.

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

The Administrator has assessed its computer hardware and software systems, specifically as they relate to the operations of the Trust. As part of its investigation of possible Y2K concerns, the Administrator contracted with an outside computer service provider to examine all of the Administrator's computer hardware and software applications, to identify any Y2K concerns. This review and evaluation has been completed and certain Y2K concerns have been identified. The Administrator is in the process of purchasing, installing and testing the necessary software patches and new computer hardware required to ensure that all of its computer systems are Y2K compliant. This correction phase is expected to be completed by September 1999.

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

The Y2K issue is a global concern that may affect all business entities, including the Trust's remaining portfolio companies. The Trustee is continuing to assess the impact of Y2K concerns affecting these portfolio companies. However, the extent to which any potential Y2K concerns could affect the valuations of these companies is presently unknown. At the time such Y2K concerns are identified, if any, the Trustee will take such issues into consideration in adjusting the fair value of the Trust's remaining portfolio investments.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Trust is subject to market risk arising from changes in the value of its portfolio investments, investments in U.S. Treasury Bills and interest-bearing cash equivalents, which may result from fluctuations in interest rates and equity prices. The Trust has calculated its market risk related to its holdings of these investments based on changes in interest rates and equity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the hypothetical change in fair values, cash flows and earnings based on an assumed 10% change (increase or decrease) in interest rates and equity prices. To perform the sensitivity analysis, the assumed 10% change is applied to market rates and prices on investments held by the Trust as of the end of the accounting period.

The Trust's portfolio investments had an aggregate fair value of $484,375 as of March 31, 1999. An assumed 10% decline from this fair value would result in a reduction to the fair value of such investments and an unrealized loss of $48,438.

Market risk relating to the Trust's interest-bearing cash equivalents, investments in U.S. Treasury Bills and overnight repurchase agreements collateralized by securities issued by the U.S. Government or its agencies held as of March 31, 1999 is considered to be immaterial.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

Regency Holdings (Cayman) Inc. ("Holdings") and Regency Maritime Corp. ("Maritime") (collectively "Regency") along with other related entities are debtors in a bankruptcy case pending in the United States Bankruptcy Court for the Southern District of New York, 95 B 45197 (TLB). In that bankruptcy case, Regency initiated an adversary proceeding against the Fund and certain other persons and entities to recover monies that it paid them on the ground that such payments constituted voidable preferences or fraudulent conveyances under the Bankruptcy Code. Holdings maintained that a payment made to the Fund between 90 days and one year prior to the filing of Regency's bankruptcy petition in the amount of $1,940,000 to satisfy a bridge loan the Fund made to Regency, was a voidable preference because Kamal Mustafa, the former president of the Fund, was a director of Regency (and therefore an insider) for a portion of the time that such amounts were due and owing. Holdings also maintained that such relationship had an impact on the decision to pay these amounts. Additionally, Holdings maintained that a payment of $145,728 made to the Fund to redeem certain warrants issued with respect to the loan transaction was made within 90 days of the filing of the bankruptcy petition and was therefore a voidable preference without regard to whether Mustafa was an insider. Alternatively, Maritime asserted that the foregoing payments were made from its funds, without reasonably equivalent consideration, and were therefore avoidable as fraudulent conveyances. The Fund served an answer denying the allegations of the amended complaint and contested Regency's claims. Pursuant to an order filed with the Bankruptcy Court, the Trust had set aside approximately $2.4 million in an interest-bearing cash account pending resolution by the Bankruptcy Court of the adversary proceeding. Substantial discovery has been undertaken. A limited trial based upon written submissions to address the validity of Regency's preference claims was held in December 1997 and resulted in a judgment in favor of the Trust, dismissing the preference claims with prejudice. A mediator was appointed to attempt to facilitate a mutually beneficial settlement of the remaining fraudulent conveyance claims, and a mediation session occurred on October 5, 1998. During that session, the parties reached a tentative consensual resolution of the fraudulent conveyance claim. The proposed settlement was finalized in March 1999 and the defendants agreed to pay a total of $535,000, of which the Trust's share was $281,425, exclusive of legal and other fees and expenses.

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



Date:         May 17, 1999