Form 10-Q
period 1999-06-30
MICROCAP LIQUIDATING TRUST
filed 1999-08-13
CIK 1035916

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

For the Quarterly Period Ended June 30, 1999

Or

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

For the transition period from                        to
                             Commission file number 0-29120

                           MICROCAP LIQUIDATING TRUST
                     (Successor to The MicroCap Fund, Inc.)
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


New York                                                             13-7110611
-------------------------------------------------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)


c/o Raymond S. Troubh
Ten Rockefeller Plaza, Suite 712
New York, New York                                                     10020
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                           (Zip Code)


Registrant's Telephone Number, Including Area Code:  (800) 888-6534


Not applicable
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of August 2, 1999 there were 2,427,281 units of beneficial interest outstanding.

                           MICROCAP LIQUIDATING TRUST
                     (SUCCESSOR TO THE MICROCAP FUND, INC.)
                                      INDEX


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Statements of Net Assets in Liquidation as of June 30, 1999 (Unaudited) and December 31, 1998

Schedule of Portfolio Investments as of June 30, 1999 (Unaudited)

Statements of Operations for the three months ended June 30, 1999 and 1998 (Unaudited)

Statements of Operations for the six months ended June 30, 1999 and 1998 (Unaudited)

Statements of Changes in Net Assets for the six months ended June 30, 1999 and 1998 (Unaudited)

Statements of Cash Flows for the six months ended June 30, 1999 and 1998 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF NET ASSETS IN LIQUIDATION

                                                                                            June 30, 1999      December 31,
                                                                                             (Unaudited)             1998
Assets

Portfolio investments at fair value (cost $1,937,500 as of
   June 30, 1999 and December 31, 1998)                                                     $       484,375    $        484,375
Cash and cash equivalents - unrestricted                                                          1,041,599             813,832
Cash and cash equivalents - restricted                                                              370,000           2,790,218
Accrued interest receivable                                                                           5,498              14,826
Other receivables                                                                                         -              50,000
                                                                                            ---------------    ----------------
   Total assets                                                                                   1,901,472           4,153,251
                                                                                            ---------------    ----------------

Liabilities

Accounts payable and accrued expenses                                                                16,324              81,513
Litigation settlement reserve                                                                             -             278,200
                                                                                            ---------------    ----------------
   Total liabilities                                                                                 16,324             359,713
                                                                                            ---------------    ----------------

Net Assets in Liquidation                                                                   $     1,885,148    $      3,793,538
                                                                                            ===============    ================


Net assets in liquidation per Unit of beneficial interest                                          $   0.78              $ 1.56
                                                                                                   ========              ======

Number of Units of beneficial interest outstanding                                                2,427,281           2,427,281

                                                                                               ============           =========
















See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited)
As of June 30, 1999

                                                                                                                        Fair Value
                                                                                                                         as a % of
Issuer / Position                                                                   Cost              Fair Value       Net Assets(1)

Publicly-Held Securities:

Unigene Laboratories, Inc.
Warrant to purchase 475,000 shares of Common Stock
   at $1.375, expiring 7/7/00                                                   $           0       $            0       0.00%
                                                                                -------------       --------------     -------

Privately-Held Securities:

First Colony Acquisition Corp.
106,562 shares of Series A1 Preferred Stock                                           594,174              148,544
240,179 shares of Series B1 Preferred Stock                                         1,343,326              335,831
Warrant to purchase 7,560 shares of Common Stock
   at $5.00, expiring 1/24/00                                                               0                    0
                                                                                -------------       --------------
                                                                                    1,937,500              484,375      25.69%
                                                                                -------------       --------------    --------

Total Portfolio Investments (A)                                                 $   1,937,500       $      484,375      25.69%

                                                                             =============       ==============    ========


(1) Represents fair value as a percentage of the Trust's total net assets.

(A) All portfolio securities held as of June 30, 1999 are non-income producing. As of June 30, 1999, all of the Trust's portfolio companies were located in the eastern United States. The investments, using fair value as a percentage of net assets, represented biotechnology, 25.69%, consumer products, 0%, preferred stock, 25.69%, and common stock, 0%.







     See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF OPERATIONS (Unaudited)
For the three months ended June 30,





                                                                                           1999                       1998
                                                                                     ---------------           -----------------

INVESTMENT INCOME AND EXPENSES

Income:
   Interest from U.S. Treasury Bills and repurchase agreements                       $        17,024           $         70,257
   Other income                                                                                    -                    186,298
                                                                                     ---------------           ----------------
   Total investment income                                                                    17,024                    256,555
                                                                                     ---------------           ----------------

Expenses:
   Trustee fees                                                                               25,500                     25,500
   Administrative fees                                                                        20,010                     18,779
   Legal fees                                                                                     55                    (16,729)
   Accounting fees                                                                             4,500                     12,639
   Transfer agent and custodian fees                                                           5,168                      4,986
   Mailing and printing expenses                                                                  39                       (438)
   Other operating expenses                                                                      105                        102
                                                                                     ---------------           ----------------
   Total expenses                                                                             55,377                     44,839
                                                                                     ---------------           ----------------

NET INVESTMENT (LOSS) INCOME                                                                 (38,353)                   211,716

   Change in net unrealized depreciation of investments                                            -                   (282,032)
                                                                                     ---------------           ----------------

NET DECREASE IN NET ASSETS IN LIQUIDATION                                            $       (38,353)          $        (70,316)
                                                                                     ===============           ================


See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF OPERATIONS (Unaudited)
For the six months ended June 30,




                                                                                           1999                    1998
                                                                                     ---------------        -----------------

INVESTMENT INCOME AND EXPENSES

Income:
   Interest from U.S. Treasury Bills and repurchase agreements                       $        57,958        $       144,013
   Other income                                                                                    -                186,298
   Miscellaneous                                                                                   -                 11,815
                                                                                     ---------------        ---------------
   Total investment income                                                                    57,958                342,126
                                                                                     ---------------        ---------------

Expenses:
   Trustee fees                                                                               69,205                 51,000
   Administrative fees                                                                        39,639                 36,837
   Legal fees                                                                                  7,314                 56,982
   Accounting fees                                                                            15,500                 23,889
   Transfer agent and custodian fees                                                          10,584                 10,414
   Litigation expense                                                                          3,225                      -
   Mailing and printing expenses                                                                  39                   (438)
   Other operating expenses                                                                      381                    758
                                                                                     ---------------        ---------------
   Total expenses                                                                            145,887                179,442
                                                                                     ---------------        ---------------

NET INVESTMENT (LOSS) INCOME                                                                 (87,929)               162,684

   Change in net unrealized depreciation of investments                                            -               (311,719)
                                                                                     ---------------        ---------------

NET DECREASE IN NET ASSETS IN LIQUIDATION                                            $       (87,929)       $      (149,035)
                                                                                     ===============        ===============


See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)
For the six months ended June 30,




                                                                                             1999                   1998
                                                                                      -----------------       ----------------


Changes in net assets resulting from operations:

Net investment (loss) income                                                          $       (87,929)       $        162,684
Change in net unrealized depreciation of investments                                                -                (311,719)
                                                                                      ---------------        ----------------
Net decrease in net assets resulting from operations                                          (87,929)               (149,035)
                                                                                      ---------------        ----------------

Cash distributions paid                                                                    (1,820,461)                      -
                                                                                      ---------------        ----------------

Decrease in net assets in liquidation                                                      (1,908,390)               (149,035)

Net assets in liquidation at beginning of period                                            3,793,538               6,931,370
                                                                                      ---------------        ----------------

Net Assets in Liquidation at End of Period                                            $     1,885,148        $      6,782,335
                                                                                      ===============        ================

Net assets per unit of beneficial interest                                               $      0.78           $       2.79
                                                                                         ===========           ============

Number of units of beneficial interest                                                      2,427,281               2,427,281
                                                                                        =============          ==============



See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF CASH FLOWS (Unaudited)
For the six months ended June 30,




                                                                                          1999                     1998
                                                                                    ---------------         ---------------

CASH FLOWS (USED FOR) PROVIDED FROM
   OPERATING ACTIVITIES

Net investment (loss) income                                                        $       (87,929)        $       162,684
Adjustments to reconcile net investment (loss) income to cash
   (used for) provided from operating activities:
Decrease in liabilities                                                                    (343,389)                (87,340)
Decrease (increase) in other assets                                                          59,328                 (46,488)
                                                                                    ---------------         ---------------
Cash flows (used for) provided from operating activities                                   (371,990)                 28,856
                                                                                    ---------------         ---------------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distributions paid                                                                  (1,820,461)                      -
                                                                                    ---------------         ---------------
Cash flows used for financing activities                                                 (1,820,461)                      -
                                                                                    ---------------         ---------------

(Decrease) increase in cash and cash equivalents                                         (2,192,451)                 28,856

Cash and cash equivalents at beginning of period                                          3,604,050               5,442,020
                                                                                    ---------------         ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $     1,411,599         $     5,470,876
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

4.     Litigation

Regency Holdings (Cayman) Inc. ("Holdings") and Regency Maritime Corp. ("Maritime") (collectively "Regency") along with other related entities are debtors in a bankruptcy case pending in the United States Bankruptcy Court for the Southern District of New York, 95 B 45197 (TLB). In that bankruptcy case, Regency initiated an adversary proceeding against the Fund and certain other persons and entities to recover monies that it paid them on the ground that such payments constituted voidable preferences or fraudulent conveyances under the Bankruptcy Code. Holdings maintained that a payment made to the Fund between 90 days and one year prior to the filing of Regency's bankruptcy petition in the amount of $1,940,000 to satisfy a bridge loan the Fund made to Regency, was a voidable preference because Kamal Mustafa, the former president of the Fund, was a director of Regency (and therefore an insider) for a portion of the time that such amounts were due and owing. Holdings also maintained that such relationship had an impact on the decision to pay these amounts. Additionally, Holdings maintained that a payment of $145,728 made to the Fund to redeem certain warrants issued with respect to the loan transaction was made within 90 days of the filing of the bankruptcy petition and was therefore a voidable preference without regard to whether Mustafa was an insider. Alternatively, Maritime asserted that the foregoing payments were made from its funds, without reasonably equivalent consideration, and were therefore avoidable as fraudulent conveyances. The Fund served an answer denying the allegations of the amended complaint and contested Regency's claims. Pursuant to an order filed with the Bankruptcy Court, the Trust had set aside approximately $2.4 million in an interest-bearing cash account pending resolution by the Bankruptcy Court of the adversary proceeding. Substantial discovery had been undertaken. A limited trial based upon written submissions to address the validity of Regency's preference claims was held in December 1997 and resulted in a judgment in favor of the Trust, dismissing the preference claims with prejudice. A mediator was appointed to attempt to facilitate a mutually beneficial settlement of the remaining fraudulent conveyance claims, and a mediation session occurred on October 5, 1998. During that session, the parties reached a tentative consensual resolution of the fraudulent conveyance claim. The proposed settlement was finalized in March 1999 and the defendants agreed to pay a total of $535,000, of which the Trust's share was $281,425, exclusive of legal and other fees and expenses.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As of June 30, 1999, the Trust held cash and cash equivalents totaling $1,411,599, of which $370,000 was restricted due to certain contingencies, as discussed below. The Trust's cash balances are invested in U.S. Treasury Bills or overnight repurchase agreements collateralized by securities issued by the U.S. Government or its agencies. Interest earned from such investments for the three and six months ended June 30, 1999, totaled $17,024 and $57,958, respectively. Interest earned from such cash balances in future periods is subject to fluctuations in short-term interest rates and changes in cash equivalent balances held by the Trust.

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

Realized and Unrealized Gains and Losses from Portfolio Investments
For the three and six months ended June 30, 1999, the Trust had no realized or unrealized gains or losses from portfolio investments.

The Trust had no realized gains or losses from portfolio investments during the three and six months ended June 30, 1998. For the three and six months ended June 30, 1998, the Trust had unrealized losses from its portfolio investments of $282,032 and $311,719, respectively.

The $311,719 unrealized loss for the six months ended June 30, 1998, resulted from the net downward revaluation of the Trust's investment in Unigene Laboratories, Inc., due to the decreased public market price of Unigene common stock at the end of the period.

Investment Income and Expenses
For the three months ended June 30, 1999 and 1998, the Trust had a net investment loss (interest and other income less operating expenses) of $38,353 and net investment income of $211,716, respectively. For the six months ended June 30, 1999 and 1998, the Trust had a net investment loss of $87,929 and net investment income of $162,684, respectively.

The net investment loss of $38,353 for the three months ended June 30, 1999 as compared to the net investment income of $211,716 for the same period in 1998, resulted from a $239,531 decrease in investment income and a $10,538 increase in operating expenses for the 1999 period. The decrease in investment income for the 1999 period compared to the same period in 1998 included a one time payment of $186,298 received by the Trust during the 1998 period, as a result of the settlement of certain legal claims made by the Trust. The reduced investment income also included a $53,233 decrease in interest income from short-term investments, which primarily was due to a reduction of funds available for investment in such securities during the three months ended June 30, 1999 compared to the same period in 1998.

The Trust had a slight increase in operating expenses for the three months ended June 30, 1999, as compared to the same period in 1998. This increase primarily was due to the reversal of $16,674 of accrued legal expenses during the three months ended June 30, 1998.

The net investment loss of $87,929 for the six months ended June 30, 1999 as compared to the net investment income of $162,684 for the same period in 1998, resulted from a $284,168 decrease in investment income partially offset by a $33,555 decrease in operating expenses for the 1999 period. The decrease in investment income primarily was due to the $186,298 one time litigation settlement payment received by the Trust during 1998, as discussed above, and an $86,055 decrease in interest income from short-term investments for the 1999 period as compared to the same period in 1998. The decrease in interest income from short-term investments primarily was due to a reduction of funds available for investment in such securities during the six months ended June 30, 1999 compared to the same period in 1998. The Trust also had $11,815 of non-recurring income for the six months ended June 30, 1998.

The decrease in operating expenses for the six months ended June 30, 1999, as compared to the same period in 1998, primarily was due to a $49,668 decline in legal fees, reflecting the Trust's declining litigation activity, partially offset by a $16,113 increase in other expenses. The increase in other expenses primarily was due to an $18,205 increase in Trustee fees, due to the additional fee paid in connection with the cash distribution paid to beneficial holders on March 31, 1999. See Notes 3 and 6 of Notes to Financial Statements.


Net Assets in Liquidation
As of June 30, 1999, net assets in liquidation totaled $1,885,148, a decrease of $1,908,390 from net assets in liquidation of $3,793,538 as of December 31, 1998. This decrease is the result of the $1,820,461 cash distribution paid in March 1999 and the $87,929 net investment loss for the six months ended June 30, 1999. As of June 30, 1999, the net asset value per Unit of beneficial interest was $0.78, compared to $1.56 as of December 31, 1998.

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

The Administrator has assessed its computer hardware and software systems, specifically as they relate to the operations of the Trust. As part of its investigation of possible Y2K concerns, the Administrator contracted with an outside computer service provider to examine all of the Administrator's computer hardware and software applications, to identify any Y2K concerns. This review and evaluation has been completed and certain Y2K concerns were identified. The Administrator has completed the purchase and installation of the necessary software upgrades and patches and new computer hardware required for its computer systems to be Y2K compliant.

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

Costs to be incurred by the Trust relating to the investigation or correction of potential Y2K problems affecting the Trust are expected to be immaterial.

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

The Trust's portfolio investments had an aggregate fair value of $484,375 as of June 30, 1999. An assumed 10% decline from this fair value would result in a reduction to the fair value of such investments and an unrealized loss of $48,438.

Market risk relating to the Trust's interest-bearing cash equivalents, investments in U.S. Treasury Bills and overnight repurchase agreements collateralized by securities issued by the U.S. Government or its agencies held as of June 30, 1999 is considered to be immaterial.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

Regency Holdings (Cayman) Inc. ("Holdings") and Regency Maritime Corp. ("Maritime") (collectively "Regency") along with other related entities are debtors in a bankruptcy case pending in the United States Bankruptcy Court for the Southern District of New York, 95 B 45197 (TLB). In that bankruptcy case, Regency initiated an adversary proceeding against the Fund and certain other persons and entities to recover monies that it paid them on the ground that such payments constituted voidable preferences or fraudulent conveyances under the Bankruptcy Code. Holdings maintained that a payment made to the Fund between 90 days and one year prior to the filing of Regency's bankruptcy petition in the amount of $1,940,000 to satisfy a bridge loan the Fund made to Regency, was a voidable preference because Kamal Mustafa, the former president of the Fund, was a director of Regency (and therefore an insider) for a portion of the time that such amounts were due and owing. Holdings also maintained that such relationship had an impact on the decision to pay these amounts. Additionally, Holdings maintained that a payment of $145,728 made to the Fund to redeem certain warrants issued with respect to the loan transaction was made within 90 days of the filing of the bankruptcy petition and was therefore a voidable preference without regard to whether Mustafa was an insider. Alternatively, Maritime asserted that the foregoing payments were made from its funds, without reasonably equivalent consideration, and were therefore avoidable as fraudulent conveyances. The Fund served an answer denying the allegations of the amended complaint and contested Regency's claims. Pursuant to an order filed with the Bankruptcy Court, the Trust had set aside approximately $2.4 million in an interest-bearing cash account pending resolution by the Bankruptcy Court of the adversary proceeding. Substantial discovery had been undertaken. A limited trial based upon written submissions to address the validity of Regency's preference claims was held in December 1997 and resulted in a judgment in favor of the Trust, dismissing the preference claims with prejudice. A mediator was appointed to attempt to facilitate a mutually beneficial settlement of the remaining fraudulent conveyance claims, and a mediation session occurred on October 5, 1998. During that session, the parties reached a tentative consensual resolution of the fraudulent conveyance claim. The proposed settlement was finalized in March 1999 and the defendants agreed to pay a total of $535,000, of which the Trust's share was $281,425, exclusive of legal and other fees and expenses.

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



Date:         August 13, 1999