Form 10-Q
period 1999-09-30
MICROCAP LIQUIDATING TRUST
filed 1999-11-12
CIK 1035916

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 1999

Or

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from                        to
                             Commission file number 0-29120

                           MICROCAP LIQUIDATING TRUST
                     (Successor to The MicroCap Fund, Inc.)
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


New York                                                             13-7110611
--------------------------------------------------------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
Incorporation or Organization)


c/o Raymond S. Troubh
Ten Rockefeller Plaza, Suite 712
New York, New York                                                     10020
------------------------------------------------------------------------------
(Address of Principal Executive Offices)                             (Zip Code)


Registrant's Telephone Number, Including Area Code: (888) 821-0905


Not applicable
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of November 5, 1999 there were 2,427,281 units of beneficial interest outstanding.

                           MICROCAP LIQUIDATING TRUST
                     (SUCCESSOR TO THE MICROCAP FUND, INC.)
                                      INDEX


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Statements of Net Assets in Liquidation as of September 30, 1999 (Unaudited) and
 December 31, 1998

Schedule of Portfolio Investments as of September 30, 1999 (Unaudited)

Statements of Operations for the three months ended September 30, 1999 and 1998
 (Unaudited)

Statements of Operations for the nine months ended September 30, 1999 and 1998
 (Unaudited)

Statements of Changes in Net Assets for the nine months ended September 30, 1999 and 1998 (Unaudited)

Statements of Cash Flows for the nine months ended September 30, 1999 and 1998 (Unaudited)

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

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF NET ASSETS IN LIQUIDATION

                                                                                            September 30,
                                                                                                1999           December 31,
                                                                                             (Unaudited)             1998
Assets

Portfolio investments at fair value (cost of $1,937,500 as of
   September 30, 1999 and December 31, 1998)                                                $       484,375    $        484,375
Cash and cash equivalents - unrestricted                                                          1,007,802             813,832
Cash and cash equivalents - restricted                                                              370,000           2,790,218
Accrued interest receivable                                                                           6,089              14,826
Other receivables                                                                                         -              50,000
                                                                                            ---------------    ----------------
   Total assets                                                                                   1,868,266           4,153,251
                                                                                            ---------------    ----------------

Liabilities

Accounts payable and accrued expenses                                                                22,074              81,513
Litigation settlement reserve                                                                             -             278,200
                                                                                            ---------------    ----------------
   Total liabilities                                                                                 22,074             359,713
                                                                                            ---------------    ----------------

Net Assets in Liquidation                                                                   $     1,846,192    $      3,793,538
                                                                                            ===============    ================


Net assets in liquidation per unit of beneficial interest                                          $   0.76              $ 1.56
                                                                                                   ========              ======

Number of units of beneficial interest outstanding                                                2,427,281           2,427,281
                                                                                               ============           =========
















See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited)
As of September 30, 1999



                                                                                                                        Fair Value
                                                                                                                         as a % of
Issuer / Position                                                                   Cost              Fair Value       Net Assets(1)

Publicly-Held Securities:

Unigene Laboratories, Inc.
Warrant to purchase 475,000 shares of Common Stock
   at $1.375, expiring 7/7/00                                                   $           0       $            0       0.00%
                                                                                -------------       --------------     -------

Privately-Held Securities:

First Colony Acquisition Corp.
106,562 shares of Series A1 Preferred Stock                                           594,174              148,544
240,179 shares of Series B1 Preferred Stock                                         1,343,326              335,831
Warrant to purchase 7,560 shares of Common Stock
   at $5.00, expiring 1/24/00                                                               0                    0
                                                                                -------------       --------------
                                                                                    1,937,500              484,375      26.24%
                                                                                -------------       --------------    --------

Total Portfolio Investments (A)                                                 $   1,937,500       $      484,375      26.24%
                                                                                =============       ==============    ========


(1) Represents fair value as a percentage of the Trust's total net assets.

(A) All portfolio securities held as of September 30, 1999 are non-income producing. As of September 30, 1999, all of the Trust's portfolio companies were located in the eastern United States. The investments, using fair value as a percentage of net assets, represented consumer products, 26.24%, biotechnology, 0%, preferred stock, 26.24%, and common stock, 0%.







     See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF OPERATIONS (Unaudited)
For the three months ended September 30,



                                                                                             1999                   1998
                                                                                     -------------------    --------------------

INVESTMENT INCOME AND EXPENSES


Income:
   Interest from U.S. Treasury Bills and repurchase agreements                       $        17,842           $         65,810
   Other interest income                                                                         139                          -
                                                                                     ---------------           ----------------
   Total investment income                                                                    17,981                     65,810
                                                                                     ---------------           ----------------

Expenses:
   Trustee fees                                                                               25,500                     43,705
   Administrative fees                                                                        19,436                     20,648
   Legal fees                                                                                      -                     33,076
   Accounting fees                                                                             6,875                     (1,250)
   Transfer agent and custodian fees                                                           4,918                      5,473
   Litigation settlement                                                                           -                    278,200
   Other operating expenses                                                                      208                        154
                                                                                     ---------------           ----------------
   Total expenses                                                                             56,937                    380,006
                                                                                     ---------------           ----------------

NET INVESTMENT LOSS                                                                          (38,956)                  (314,196)
                                                                                     ---------------           ----------------

NET REALIZED AND UNREALIZED LOSS
   FROM PORTFOLIO INVESTMENTS

Net realized loss from portfolio investments                                                       -                   (240,000)
Change in net unrealized depreciation of investments                                               -                    (72,343)
                                                                                     ---------------           ----------------
Net realized and unrealized loss from portfolio investments                                        -                   (312,343)
                                                                                     ---------------           ----------------

NET DECREASE IN NET ASSETS IN LIQUIDATION                                            $       (38,956)          $       (626,539)
                                                                                     ===============           ================

See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF OPERATIONS (Unaudited)
For the nine months ended September 30,




                                                                                            1999                   1998
                                                                                    -----------------      ------------------

INVESTMENT INCOME AND EXPENSES

Income:
Interest from U.S. Treasury Bills and repurchase agreements                       $        75,800        $       209,823
   Other interest income                                                                         139                      -
   Other income                                                                                    -                186,298
   Miscellaneous                                                                                   -                 11,815
                                                                                     ---------------        ---------------
   Total investment income                                                                    75,939                407,936
                                                                                     ---------------        ---------------

Expenses:
   Trustee fees                                                                               94,705                 94,705
Administrative fees                                                                           59,075                 57,485
   Legal fees                                                                                  7,314                 90,058
   Accounting fees                                                                            22,375                 22,639
   Transfer agent and custodian fees                                                          15,502                 15,887
   Litigation settlement                                                                       3,225                278,200
   Other operating expenses                                                                      628                    474
                                                                                     ---------------        ---------------
   Total expenses                                                                            202,824                559,448
                                                                                     ---------------        ---------------

NET INVESTMENT LOSS                                                                         (126,885)              (151,512)
                                                                                     ---------------        ---------------

NET REALIZED AND UNREALIZED LOSS
   FROM PORTFOLIO INVESTMENTS

Net realized loss from portfolio investments                                                       -               (240,000)
Change in net unrealized depreciation of investments                                               -               (384,062)
                                                                                     ---------------        ---------------
Net realized and unrealized loss from portfolio investments                                        -               (624,062)
                                                                                     ---------------        ---------------

NET DECREASE IN NET ASSETS IN LIQUIDATION                                            $      (126,885)       $      (775,574)
                                                                                     ===============        ===============



See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)
For the nine months ended September 30,




                                                                                            1999                   1998
                                                                                    -----------------      ------------------

Changes in net assets resulting from operations:

Net investment loss                                                                   $      (126,885)       $       (151,512)
Net realized loss from portfolio investments                                                        -                (240,000)
Change in net unrealized depreciation of portfolio investments                                      -                (384,062)
                                                                                      ---------------        ----------------
Net decrease in net assets resulting from operations                                         (126,885)               (775,574)
                                                                                      ---------------        ----------------

Cash distributions paid                                                                    (1,820,461)             (1,820,461)
                                                                                      ---------------        ----------------

Decrease in net assets in liquidation                                                      (1,947,346)             (2,596,035)

Net assets in liquidation at beginning of period                                            3,793,538               6,931,370
                                                                                      ---------------        ----------------

Net Assets in Liquidation at End of Period                                            $     1,846,192        $      4,335,335
                                                                                      ===============        ================

Net assets per unit of beneficial interest                                              $       0.76           $       1.79
                                                                                        ============           ============

Number of units of beneficial interest                                                      2,427,281               2,427,281
                                                                                        =============          ==============



See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF CASH FLOWS (Unaudited)
For the nine months ended September 30,





                                                                                            1999                   1998
                                                                                    -----------------      ------------------

CASH FLOWS (USED FOR) PROVIDED FROM
   OPERATING ACTIVITIES

Net investment loss                                                                 $      (126,885)        $      (151,512)
Adjustments to reconcile net investment loss to cash
   (used for) provided from operating activities:
(Decrease) increase in liabilities                                                         (337,639)                199,506
Decrease (increase) in other assets                                                          58,737                 (47,865)
                                                                                    ---------------         ---------------
Cash flows (used for) provided from operating activities                                   (405,787)                    129
                                                                                    ---------------         ---------------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distributions paid                                                                  (1,820,461)             (1,820,461)
                                                                                    ---------------         ---------------

Decrease in cash and cash equivalents                                                    (2,226,248)             (1,820,332)

Cash and cash equivalents at beginning of period                                          3,604,050               5,442,020
                                                                                    ---------------         ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $     1,377,802         $     3,621,688
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As of September 30, 1999, the Trust held cash and cash equivalents totaling $1,377,802, of which $370,000 was restricted due to certain contingencies, as discussed below. The Trust's cash balances are invested in U.S. Treasury Bills or overnight repurchase agreements collateralized by securities issued by the U.S. Government or its agencies. Interest earned from such investments for the three and nine months ended September 30, 1999, totaled $17,842 and $75,800, respectively. Interest earned from such cash balances in future periods is subject to fluctuations in short-term interest rates and changes in cash equivalent balances held by the Trust.

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

Realized and Unrealized Gains and Losses from Portfolio Investments
For the three and nine months ended September 30, 1999, the Trust had no realized or unrealized gains or losses from portfolio investments.

For the three and nine months ended September 30, 1998, the Trust had a realized loss from its portfolio investments of $240,000. Additionally, for the three and nine months ended September 30, 1998, the Trust had an unfavorable change in the net unrealized depreciation of its remaining portfolio investments of $72,343 and $384,062, respectively.

The $240,000 realized loss resulted from the September 1998 write-off of the remaining cost of the Trust's investment in Oh-La-La! Inc. The change in the net unrealized depreciation for the three and nine months ended September 30, 1998 included a net downward revaluation of $252,343 and $564,062, respectively, of the Trust's investment in Unigene Laboratories, Inc., due to the decreased public market price of Unigene common stock as of September 30, 1998 compared to the beginning of the respective periods. This downward revaluation was offset in each of the respective periods due to the transfer of $180,000 from unrealized loss to realized loss resulting from the write-off of the remaining cost of Oh-La-La! in September 1998, as discussed above.

Investment Income and Expenses
For the three months ended September 30, 1999 and 1998, the Trust had a net investment loss (interest and other income less operating expenses) of $38,956 and $314,196, respectively. For the nine months ended September 30, 1999 and 1998, the Trust had a net investment loss of $126,885 and $151,512, respectively.

The $275,240 favorable change in net investment loss for the three months ended September 30, 1999 compared to the same period in 1998, was comprised of a $323,069 decrease in operating expenses partially offset by a $47,829 decrease in interest income from short-term investments. The reduction in operating expenses primarily resulted from the $278,200 litigation settlement expense during the 1998 period, relating to the Regency Holdings, (Cayman) Inc. litigation as discussed in Note 4 of Notes to Financial Statements. The Trust had a $33,076 decrease in legal fees during the 1999 period compared to the same period in 1998, reflecting the Trust's declining litigation activity. Additionally, Trustee fees were $18,205 higher due to the additional fee paid to the Trustee in connection with the cash distribution paid to beneficial holders on August 28, 1998. The decrease in interest income from short-term investments primarily was due to a reduction of funds available for investment in such securities during the three months ended September 30, 1999 compared to the same period in 1998.

The $24,627 favorable change in net investment loss for the nine months ended September 30, 1999 compared to the same period in 1998, was comprised of a $356,624 decrease in operating expenses partially offset by a $331,997 decrease in investment income. The reduction in operating expenses resulted primarily from the $278,200 litigation settlement expense during the 1998 period, as discussed above. Additionally, the Trust had an $82,744 decrease in legal fees during the 1999 period, compared to the same period in 1998, reflecting the Trust's declining litigation activity, as discussed above.

The reduced investment income for the nine months ended September 30, 1999 compared to the same period in 1998 primarily is due to a one-time payment of $186,298 received by the Trust during the 1998 period, as a result of the settlement of certain legal claims made by the Trust. Additionally, interest income from short-term investments declined $133,884, primarily due to a reduction of funds available for investment in such securities during the nine months ended September 30, 1999 compared to the same period in 1998. The Trust also had $11,815 of other non-recurring income for the nine months ended September 30, 1998.

Net Assets in Liquidation
As of September 30, 1999, net assets in liquidation totaled $1,846,192, a decrease of $1,947,346 from net assets in liquidation of $3,793,538 as of
December 31, 1998. This decrease is the result of the $1,820,461 cash distribution paid to beneficial shareholders in March 1999 and the $126,885 net investment loss for the nine months ended September 30, 1999. As of September 30, 1999, the net asset value per Unit of beneficial interest was $0.76, compared to $1.56 as of December 31, 1998, reflecting the $0.75 cash distribution paid in March 1999 and the $0.05 net investment loss per Unit for the nine months ended September 30, 1999.

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

The Trust's portfolio investments had an aggregate fair value of $484,375 as of September 30, 1999. An assumed 10% decline from this fair value would result in a reduction to the fair value of such investments and an unrealized loss of $48,438.

Market risk relating to the Trust's interest-bearing cash equivalents, investments in U.S. Treasury Bills and overnight repurchase agreements collateralized by securities issued by the U.S. Government or its agencies held as of September 30, 1999 is considered to be immaterial.

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



Date:         November 12, 1999