Form 10-K
period 1999-12-31
MICROCAP LIQUIDATING TRUST
filed 2000-03-29
CIK 1035916

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

 [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1999.

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

Registrant's Telephone Number, Including Area Code: (800) 821-0905

Not applicable

-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class          Name of each exchange on which registered
        -------------------         -----------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
As of March 15, 2000, there were 2,427,281 units of beneficial interest of the MicroCap Liquidating Trust outstanding.

                       Documents Incorporated By Reference

                                      None

                                     PART I

Item 1.       Business.
              --------

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

Cash Distributions

The initial liquidating cash distribution totaling $8,495,486 was paid by the Fund on August 30, 1996 to shareholders of record on August 15, 1996. Common shareholders received $3.50 per share and preferred shareholders received $4.375 per share. The amount paid to common shareholders was comprised of $0.274 of long-term capital gain and $3.226 of return of capital. The amount paid to preferred shareholders was comprised of $0.343 of long-term capital gain and $4.032 of return of capital. Since its inception and through January 28, 2000, the Trust has made four additional interim liquidating distributions. Cumulative liquidating distributions paid to beneficiaries, including the initial liquidating distribution paid by the Fund, total $15.5 million, or $6.40 per Unit, as follows:

                                                   Total                      Per Unit
                          Date                 Distribution                    Amount
                   --------------------        ---------------              ---------
                   August 30,1996              $     8,495,486               $   3.50
                   July 15, 1997                     2,427,281                   1.00
                   August 28, 1998                   1,820,461                    .75
                   March 31, 1999                    1,820,461                    .75
                   January 28, 2000                    970,912                    .40
                                               ---------------               --------
                   Total                       $    15,534,601               $   6.40
                                               ===============               ========

Portfolio Investments

As of December 31, 1999, the Trust held two portfolio investments with an aggregate cost of $1,937,500 and a fair value of $484,375. There were no changes to the Trust's portfolio investment holdings for the year ended December 31, 1999. Subsequent to December 31, 1999, the Trust exercised its warrant to purchase 475,000 common shares of Unigene Laboratories, Inc. at a cost of $653,125, or $1.375 per share. As of March 20, 2000, the Trust had sold 340,000 shares of Unigene for net proceeds of $1,357,628. The sale of these shares will result in a realized gain of $890,128 for the quarter ending March 31, 2000.

Competition

The Trust is operating solely to liquidate its remaining assets and will not invest in any new portfolio companies, therefore; the Trust is not competing for new investment opportunities.

Employees

The Trust has no employees. In July 1996, Raymond S. Troubh was appointed President, Chief Executive Officer, Treasurer, Secretary and Director of the Fund. All of the Fund's previous officers and all of its employees had resigned by the end of July 1996. Mr. Troubh held these offices through the Fund's date of termination and became the sole independent liquidating trustee of the Trust, with primary responsibility for the liquidation of its remaining assets.

Item 2.       Properties.
              ----------

None

Item 3.       Legal Proceedings.
              -----------------

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

Regency Holdings (Cayman) Inc. ("Holdings") and Regency Maritime Corp. ("Maritime") (collectively "Regency") along with other related entities are debtors in a bankruptcy case pending in the United States Bankruptcy Court for the Southern District of New York, 95 B 45197 (TLB). In that bankruptcy case, Regency initiated an adversary proceeding against the Fund and certain other persons and entities to recover monies that it paid them on the ground that such payments constituted voidable preferences or fraudulent conveyances under the Bankruptcy Code. Holdings maintained that a payment made to the Fund between 90 days and one year prior to the filing of Regency's bankruptcy petition in the amount of $1,940,000 to satisfy a bridge loan the Fund made to Regency, was a voidable preference because Kamal Mustafa, the former president of the Fund, was a director of Regency (and therefore an insider) for a portion of the time that such amounts were due and owing. Holdings also maintained that such relationship had an impact on the decision to pay these amounts. Additionally, Holdings maintained that a payment of $145,728 made to the Fund to redeem certain warrants issued with respect to the loan transaction was made within 90 days of the filing of the bankruptcy petition and was therefore a voidable preference without regard to whether Mustafa was an insider. Alternatively, Maritime asserted that the foregoing payments were made from its funds, without reasonably equivalent consideration, and were therefore avoidable as fraudulent conveyances. The Fund served an answer denying the allegations of the amended complaint and contested Regency's claims. Pursuant to an order filed with the Bankruptcy Court, the Trust had set aside approximately $2.4 million in an interest-bearing cash account pending resolution by the Bankruptcy Court of the adversary proceeding. A limited trial based upon written submissions to address the validity of Regency's preference claims was held in December 1997 and resulted in a judgment in favor of the Trust, dismissing the preference claims with prejudice. A mediator was appointed to attempt to facilitate a mutually beneficial settlement of the remaining fraudulent conveyance claims, and a mediation session occurred on October 5, 1998. During that session, the parties reached a tentative consensual resolution of the fraudulent conveyance claim. The settlement was finalized in March 1999 and the defendants agreed to pay a total of $535,000, of which the Trust's share was $281,425, exclusive of legal and other fees and expenses. As a result of the settlement, the $2.4 million previously set aside became available to the Trust.

Item 4.       Submission of Matters to a Vote of Security Holders.
              ---------------------------------------------------

No matter was submitted to a vote of Unit holders during the last quarter of the period covered by this report.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.
          ---------------------------------------------------------------------

There were 2,427,281 units of beneficial interest of the MicroCap Liquidating Trust (the "Units") outstanding as of March 15, 2000. Units of the Trust (CUSIP# 59501M) (symbol MCAPS) became listed securities on the OTC Bulletin Board for over-the counter securities as of April 30, 1997.

The following table sets forth, for each of the periods indicated, the high and low closing bid prices for the Units as reported by NASDAQ since April 30, 1997. These per Unit quotations represent inter-dealer prices on the over-the-counter market, do not include retail markups, markdowns, or commissions and may not represent actual transactions.


                                                                                 Price Per Unit

                                                                           High                   Low

Period from April 30, 1997 to December 31, 1997:

    April 30, 1997 to June 30, 1997                                      $   2.25              $   0.38
    Third quarter                                                            2.13                  0.69
    Fourth quarter                                                           1.19                  0.75
Year ended December 31, 1998:

    First quarter                                                            1.00                  0.53
    Second quarter                                                           1.63                  0.63
    Third quarter                                                            1.63                  0.50
    Fourth quarter                                                           1.31                  0.52
Year ended December 31, 1999:

    First quarter                                                            1.25                  0.88
    Second quarter                                                            .50                   .41
    Third quarter                                                             .50                   .41
    Fourth quarter                                                            .50                   .25
    Period from January 1, 2000 to March 15, 2000                             .56                   .13

As of March 15, 2000, there were approximately 14 Unit holders of record of the Trust. Certain holders of record held Units for approximately 250 beneficial owners.

Item 6.       Selected Financial Data.
              -----------------------

                                                                                                        Period From        Fiscal
                                                                                                      Mar. 1, 1996 to       Year
                                                                                                       Feb. 24, 1997        Ended
                                                                                     Period From         (Date of         Feb. 29,
                                                 Year Ended     Year Ended          Feb. 25, 1997      Termination)         1996
                                                Dec. 31, 1999   Dec. 31, 1998      to Dec. 31, 1997    (Predecessor)   (Predecessor)
                                                -------------   -------------      ----------------    -------------   ------------

Operating Data:
Net investment loss (interest and
   dividend income less operating expenses)      $   (43,402)   $   (179,246)      $     (173,067)   $    (1,243,927)   $  (313,174)

Net realized (loss) gain from portfolio investments        -        (240,000)             775,250          3,972,372     (1,061,009)

Change in net unrealized appreciation or
   depreciation of investments                             -        (898,125)          (1,026,843)        (1,684,806)     2,121,261

Net realized and unrealized (loss) gain from
   portfolio investments                                   -      (1,138,125)            (251,593)         2,287,566      1,060,252

Net (decrease) increase in net assets from
   operations                                        (43,402)     (1,317,371)            (424,660)         1,043,639        747,078

Cash distributions paid or accrued                 2,791,373       1,820,461            2,427,281          8,495,486              -

Per Unit or Common Equivalent Share*:

Net investment loss                              $     (.02)    $       (.07)      $         (.07)     $      (.51)     $     (.13)

Net realized and unrealized (loss) gain from
   portfolio investments                                    -           (.47)                (.10)             .94             .44

Net (decrease) increase in net assets resulting
   from operations                                     (.02)            (.54)                (.17)             .43             .31

Cash distributions paid and accrued                    1.15              .75                 1.00             3.50               -


                                                                                                      Feb. 24, 1997
                                                                                                        (Date of

                                                                                                      Termination)    Feb. 29, 1996
                                               Dec. 31, 1999     Dec. 31, 1998          Dec. 31, 1997
                                               -------------     -------------          -------------
(Predecessor)                                        (Predecessor)
------------                                         -------------
Balance Sheet Data:

Total assets                                   $   1,958,793    $   4,153,251     $   7,084,047     $    10,968,644    $  17,568,711

Net assets                                           958,763        3,793,538         6,931,370           9,783,311       17,235,158

Cash and cash equivalents                          1,468,193        3,604,050         5,442,020           7,571,246        9,878,280

Portfolio investments at fair value                  484,375          484,375         1,622,500           2,696,593        6,939,805

Per Unit or Common Equivalent Share**:

Net assets                                     $        0.39    $       1.56      $        2.86     $         4.03     $       7.25

* Based on weighted average number of Units or common equivalent shares outstanding for each respective period. ** Based on number of Units or common equivalent shares outstanding as of the period end date.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         ----------------------------------------------------------------------

Liquidity and Capital Resources

As of December 31, 1999, the MicroCap Liquidating Trust (the "Trust") had cash and cash equivalents totaling $1,468,193, of which $120,000 was restricted due to certain contingencies, as discussed below. The Trust's cash balances are invested in U.S. Treasury Bills or overnight repurchase agreements collateralized by securities issued by the U.S. Government or its agencies. Interest earned from such investments totaled $94,091, $240,737 and $270,147 for the years ended December 31, 1999 and 1998 and for the period from February 25, 1997 to December 31, 1997 (the "1997 Period"), respectively. Interest earned from such cash equivalent balances in future periods is subject to fluctuations in short-term interest rates and changes in cash equivalent balances held by the Trust.

As of December 31, 1999, the Trust had a restricted cash balance of $120,000, relating to a potential reimbursement of expenses of a shareholder group that had solicited proxies in opposition to the Plan of Liquidation.

The Trust paid an interim liquidating distribution to beneficiaries on March 31, 1999 totaling $1,820,461, or $0.75 per Unit. In December 1999, the Trust announced that an additional liquidating distribution would be paid to unit holders of record on January 14, 2000. This distribution, totaling $970,912 or $.40 per Unit, was paid on January 28, 2000.

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

Realized and Unrealized Gains and Losses from Portfolio Investments - The Trust had no realized or unrealized gains or losses from portfolio investments for the year ended December 31, 1999. For the year ended December 31, 1998 and for the 1997 Period, the Trust had a net realized and unrealized loss from its portfolio investments of $1,138,125 and $251,593, respectively.

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

Investment Income and Expenses

For the years ended December 31, 1999 and 1998 and for the 1997 Period, the Trust had a net investment loss (interest and other income less operating expenses) of $43,402, $179,246 and $173,067, respectively.

The favorable change in net investment loss of $135,844 for 1999 compared to 1998, was comprised of a $370,790 decrease in operating expenses offset by a $234,946 decrease in investment and other income for 1999 compared to 1998. The reduced income primarily resulted from a $146,646 decrease in interest income from short-term investments due to a decrease in cash equivalent balances during 1999 compared to 1998. Other income also declined $74,475 for 1999 compared to 1998. During 1999, the Trust received $123,638 in settlement of an insurance claim to cover certain legal fees incurred by the Trust and certain officers and directors in prior years. Other income earned in 1998 includes a one-time litigation settlement payment totaling $186,298 as discussed below. The reduced expenses primarily resulted from a one-time litigation settlement expense totaling $281,425 relating to the Regency Holdings (Cayman) Inc. settlement, of which $278,200 was expensed in 1998. Other operating expenses declined a total of $95,815 in 1999 compared to 1998 primarily resulting from significantly reduced legal fees, which declined from $101,663 in 1998 to $7,739 in 1999. This reduction reflects the reduced legal work required as the Trust continues to settle litigation and other contingencies.

The $6,179 unfavorable change in net investment loss for 1998 as compared to the 1997 Period, resulted from a $154,427 increase in operating expenses partially offset by a $148,248 increase in investment income. The increase in operating expenses for 1998 compared to the 1997 Period primarily was due to the $278,200 litigation settlement reserve, relating to the Regency Holdings litigation as discussed above. This settlement expense was partially offset by a $123,773 decrease in other operating expenses. The decrease in other expenses primarily was the result of a $98,575 decrease in legal and accounting fees, and a $27,830 decrease in trustee fees. The decrease in legal and accounting fees reflects the declining legal work relating to activities of the Trust during 1998 as compared to the 1997 Period and the reduction of certain expenses that had been accrued for in prior periods. Total investment income for 1998 was $452,804 as compared to $304,556 for the 1997 Period. The increase in investment income primarily was due to $186,298 of other income recorded during 1998 relating to litigation settlements as discussed in Note 6 of Notes to Financial Statements. The increase in other income was partially offset by a $29,410 decrease in interest income from short-term investments, due to a decrease in funds available for investment in such securities during 1998 as compared to the 1997 Period. Interest income is expected to continue to decline as the Trust continues with the liquidation of its remaining assets and completes subsequent distributions of such proceeds to Unit holders.

Net Assets in Liquidation

For the year ended December 31, 1999, the Trust's net assets decreased $2,834,775, comprised of the $2,791,373 of cash distributions paid and accrued during 1999 and the $43,402 net investment loss for the year ended December 31, 1999. For the year ended December 31, 1998, the Trust had a $1,317,371 decrease in net assets resulting from operations, comprised of the $1,138,125 net realized and unrealized loss from portfolio investments and the $179,246 net investment loss. The Trust's net assets also were reduced by the $1,820,461 cash distribution paid to unit holders on August 28, 1998. As a result, the Trust's net assets declined by $3,187,382, from $6,931,370 as of December 31, 1997 to $3,793,538 as of December 31, 1998.

On a per Unit basis, the results of operations for the year ended December 31, 1999 reduced the Trust's net assets by $.018 per Unit and the cash distributions paid and accrued to Unit holders during 1999 reduced the Trust's net assets by $1.15 per Unit. As a result, the Trust's net asset value declined $1.168 per Unit from $1.563 as of December 31, 1998, to $0.395 per Unit as of December 31, 1999.

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

The Trust's portfolio investments had an aggregate fair value of $484,375 as of December 31, 1999. An assumed 10% decline from this December 31, 1999 fair value, would result in a reduction to the fair value of such investments and an unrealized loss of $48,438.

Market risk relating to the Trust's interest-bearing cash equivalents, investments in U.S. Treasury Bills and overnight repurchase agreements collateralized by securities issued by the U.S. Government or its agencies held as of December 31, 1999 are considered to be immaterial.

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------



                           MICROCAP LIQUIDATING TRUST

                     (Successor to The MicroCap Fund, Inc.)

                                      INDEX

Independent Auditors' Report

Statements of Assets and Liabilities as of December 31, 1999 and 1998

Schedules of Portfolio Investments as of December 31, 1999 and 1998

Statements of Operations for the years ended December 31, 1999 and 1998, and for the period from February 25, 1997 to December 31, 1997

Statements of Changes in Net Assets for the years ended December 31, 1999 and 1998, and for the period from February 25, 1997 to December 31, 1997

Statements of Cash Flows for the years ended December 31, 1999 and 1998, and for the period from February 25, 1997 to December 31, 1997

Notes to Financial Statements

Note - All schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

MicroCap Liquidating Trust

We have audited the accompanying statements of assets and liabilities, including the schedules of portfolio investments, of the MicroCap Liquidating Trust (the "Trust") as of December 31, 1999 and 1998, and the related statements of operations, changes in net assets and cash flows of the Trust for the years ended December 31, 1999 and 1998, and for the period from February 25, 1997 to December 31, 1997. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 1999 and 1998 by correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 1999 and 1998 and the results of the Trust's operations, changes in net assets and cash flows for the years ended December 31, 1999 and 1998, and for the period from February 25, 1997 to December 31, 1997 in conformity with generally accepted accounting principles.

As explained in Note 2, the financial statements include securities valued at $484,375 as of December 31, 1999 and 1998, representing 51% and 13% of net assets, respectively, whose values have been estimated by the Trustee of the Trust in the absence of readily ascertainable market values. We have reviewed the procedures used by the Trustee in arriving at the estimated value of such securities and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

Deloitte & Touche LLP

New York, New York
February 25, 2000

(March 20, 2000 as to Note 8)

MICROCAP LIQUIDATING TRUST

(Successor to The MicroCap Fund, Inc.)

STATEMENTS OF ASSETS AND LIABILITIES

As of December 31, 1999 and 1998

                                                                                                 1999                1998
                                                                                            ---------------    ----------
Assets

Portfolio investments at fair value (cost $1,937,500 as of
   December 31,1999 and December 31, 1998)                                                  $       484,375    $        484,375
Cash and cash equivalents - unrestricted                                                          1,348,193             813,832
Cash and cash equivalents - restricted                                                              120,000           2,790,218
Accrued interest receivable                                                                           6,225              14,826
Other receivables                                                                                         -              50,000
                                                                                            ---------------    ----------------
   Total assets                                                                                   1,958,793           4,153,251
                                                                                            ---------------    ----------------

Liabilities

Accrued distribution payable                                                                        970,912                   -
Accounts payable and accrued expenses                                                                29,118              81,513
Litigation settlement reserve                                                                             -             278,200
                                                                                            ---------------    ----------------
   Total liabilities                                                                              1,000,030             359,713
                                                                                            ---------------    ----------------

Net Assets in Liquidation                                                                   $       958,763    $      3,793,538
                                                                                            ===============    ================


Net assets in liquidation per Unit of beneficial interest                                             $0.39              $ 1.56
                                                                                                      =====              ======


Number of Units of beneficial interest outstanding                                                2,427,281           2,427,281
                                                                                                  =========           =========
















See notes to financial statements.

MICROCAP LIQUIDATING TRUST

(Successor to The MicroCap Fund, Inc.)

SCHEDULE OF PORTFOLIO INVESTMENTS

As of December 31, 1999

Fair Value

                                                                                                                         as a % of

Issuer / Position                                                                   Cost              Fair Value       Net Assets(1)

Publicly-Held Securities:

Unigene Laboratories, Inc.

Warrant to purchase 475,000 shares of Common Stock
   at $1.375, expiring 7/7/00                                                   $           0       $            0       0.00%
                                                                                -------------       --------------     -------

Privately-Held Securities:

First Colony Acquisition Corp.

106,562 shares of Series A1 Preferred Stock                                           594,174              148,544
240,179 shares of Series B1 Preferred Stock                                         1,343,326              335,831
Warrant to purchase 7,560 shares of Common Stock
   at $5.00, expiring 1/24/00                                                               0                    0
                                                                                -------------       --------------
                                                                                    1,937,500              484,375      50.52%
                                                                                -------------       --------------    --------

Total Portfolio Investments (A)                                                 $   1,937,500       $      484,375      50.52%
                                                                                =============       ==============    ========

(1)  Represents fair value as a percentage of the Trust's total net assets.

(A) All portfolio securities held as of December 31, 1999 are non-income producing. As of December 31, 1999, all of the Trust's portfolio companies were located in the eastern United States. The investments, using fair value as a percentage of net assets, represented consumer products, 50.52%, biotechnology, 0%, preferred stock, 50.52%, and common stock, 0%.

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

Issuer / Position                                                                   Cost              Fair Value       Net Assets(1)

Publicly-Held Securities:

Unigene Laboratories, Inc.

Warrant to purchase 475,000 shares of Common Stock
   at $1.375, expiring 7/7/00                                                   $           0       $            0       0.00%
                                                                                -------------       --------------     -------

Privately-Held Securities:

First Colony Acquisition Corp.

106,562 shares of Series A1 Preferred Stock                                           594,174              148,544
240,179 shares of Series B1 Preferred Stock                                         1,343,326              335,831
Warrant to purchase 7,560 shares of Common Stock
   at $5.00, expiring 1/24/00                                                               0                    0
                                                                                -------------       --------------
                                                                                    1,937,500              484,375      12.77%
                                                                                -------------       --------------    --------

Total Portfolio Investments(A)                                                  $   1,937,500       $      484,375      12.77%
                                                                                =============       ==============    ========


(1)  Represents fair value as a percentage of net assets.

(A) All portfolio securities held as of December 31, 1998, are non-income producing. As of December 31, 1998, all of the Trust's portfolio companies were located in the eastern United States. The investments, using fair value as a percentage of net assets, represented biotechnology, 12.77%, consumer products, 0%, preferred stock, 12.77%, and common stock, 0%.

     See notes to financial statements.

MICROCAP LIQUIDATING TRUST

(Successor to The MicroCap Fund, Inc.)

STATEMENTS OF OPERATIONS

For the Years ended December 31, 1999 and 1998, and for the Period from February 25, 1997 to December 31, 1997

                                                                                                          February 25,
                                                                                                             1997 to
                                                                                                           December 31,
                                                                       1999                 1998               1997
                                                                 ---------------     ----------------      -----------
Investment Income and Expenses

Income:
   Interest from U.S. Treasury Bills and

      repurchase agreements                                      $        94,091     $       240,737       $     270,147
   Other interest income                                                     129              13,954              15,467
   Other income                                                          123,638             198,113              18,942
                                                                 ---------------     ---------------       -------------
   Total income                                                          217,858             452,804             304,556
                                                                 ---------------     ---------------       -------------

Expenses:
   Litigation settlement                                                   3,225             278,200                   -
   Administrative expenses                                                78,459              76,573              73,498
   Legal fees                                                              7,739             101,663             167,602
   Accounting fees                                                        27,750              31,189              63,825
   Trustee fees                                                          120,205             120,205             148,035
   Transfer agent and custody fees                                        20,218              20,867              17,461
   Mailing and printing                                                    2,899               2,502               4,677
   Other operating expenses                                                  765                 851               2,525
                                                                 ---------------     ---------------       -------------
   Total expenses                                                        261,260             632,050             477,623
                                                                 ---------------     ---------------       -------------

Net Investment Loss                                                      (43,402)           (179,246)           (173,067)
                                                                 ---------------     ---------------       -------------

Net Realized and Unrealized Gain (Loss) From
   Portfolio Investments

   Net realized (loss) gain from portfolio investments                         -            (240,000)            775,250
   Change in net unrealized appreciation or
     depreciation of investments                                               -            (898,125)         (1,026,843)
                                                                 ---------------     ---------------       -------------
   Net realized and unrealized loss
     from portfolio investments                                                -          (1,138,125)           (251,593)
                                                                 ---------------     ---------------       -------------

Net Decrease in Net Assets From Operations                       $       (43,402)    $    (1,317,371)      $ (424,660)
                                                                 ===============     ===============       ==========


See notes to financial statements.

MICROCAP LIQUIDATING TRUST

(Successor to The MicroCap Fund, Inc.)

STATEMENTS OF CHANGES IN NET ASSETS

For the Years ended December 31, 1999 and 1998, and for the Period from February
25, 1997 to December 31, 1997

                                                                                                            February 25,
                                                                                                              1997 to
                                                                                                            December 31,
                                                                         1999                1998              1997
                                                                  ----------------     ----------------     -------------

Change in net assets resulting from operations:

Net investment loss                                               $        (43,402)    $       (179,246)    $      (173,067)
Net realized gain from portfolio investments                                     -              240,000             775,250
Change in net unrealized appreciation or depreciation
   of portfolio investments                                                      -             (898,125)         (1,026,843)
                                                                  ----------------     ----------------     ---------------
Net decrease in net assets resulting from operations                       (43,402)          (1,317,371)           (424,660)
                                                                  ----------------     ----------------     ---------------

Change in net assets from distributions:

Cash distributions paid and accrued                                     (2,791,373)          (1,820,461)         (2,427,281)
                                                                  ----------------     ----------------     ---------------

Net decrease in net assets for the period                               (2,834,775)          (3,137,832)         (2,851,941)
Net assets in liquidation at beginning of period                         3,793,538            6,931,370           9,783,311
                                                                  ----------------     ----------------     ---------------

Net Assets in Liquidation at End of Period                        $        958,763     $      3,793,538     $     6,931,370
                                                                  ================     ================     ===============

Net assets per Unit of beneficial interest or
   common equivalent share                                                 $ 0.39             $ 1.56         $ 2.86
                                                                           ======             ======         ======

Number of Units of beneficial interest or
   common equivalent shares                                              2,427,281            2,427,281           2,427,281
                                                                         =========            =========           =========





See notes to financial statements.

MICROCAP LIQUIDATING TRUST

(Successor to The MicroCap Fund, Inc.)

STATEMENTS OF CASH FLOWS

For the Years ended December 31, 1999 and 1998, and for the Period from February 25, 1997 to December 31, 1997

                                                                                                          February 25,
                                                                                                            1997 to
                                                                                                          December 31,
                                                                        1999                1998             1997
                                                                  ---------------     ---------------     -----------

Cash Flows Used For Operating Activities

Net investment loss                                               $       (43,402)    $     (179,246)     $     (173,067)
Adjustments to reconcile net investment loss
   to cash used for operating activities:
(Decrease) increase in payables and other liabilities                    (330,595)           207,036          (1,032,656)
Decrease (increase) in receivables and other assets                        58,601            (45,299)            668,557
Depreciation expense                                                            -                  -              12,721
                                                                  ---------------     --------------      --------------
Cash flows used for operating activities                                 (315,396)           (17,509)           (524,445)
                                                                  ---------------     --------------      --------------

Cash Flows Provided From Investing Activities

Net proceeds from the sale of portfolio investments                             -                  -             822,500
                                                                  ---------------     --------------      --------------
Cash flows provided from investing activities                                   -                  -             822,500
                                                                  ---------------     --------------      --------------

Cash Flows Used For Financing Activities

Cash distributions paid                                                (1,820,461)        (1,820,461)         (2,427,281)
                                                                  ---------------     --------------      --------------

Decrease in cash and cash equivalents                                  (2,135,857)        (1,837,970)         (2,129,226)

Cash and cash equivalents at beginning of period                        3,604,050          5,442,020           7,571,246
                                                                  ---------------     --------------      --------------

Cash and Cash Equivalents at End of Period                        $     1,468,193     $    3,604,050      $    5,442,020
                                                                  ===============     ==============      ==============


Supplemental disclosure of non-cash financing activities:

Accrued cash distribution                                         $       970,912     $           -       $            -


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

MICROCAP LIQUIDATING TRUST

(Successor to The MicroCap Fund, Inc.)

NOTES TO FINANCIAL STATEMENTS - continued

Cash and Cash Equivalents - The Trust invests its available cash in U.S. Treasury Bills and overnight repurchase agreements collateralized by securities issued by the U.S. Government or its agencies. Such investments are considered to be cash equivalents for the statement of cash flows. The cash and cash equivalents of the Trust include restricted cash of $120,000 relating to the potential reimbursement of out-of-pocket expenses of a shareholder group that had solicited proxies in opposition to the Fund's Plan of Liquidation. See Note 5 below.

3.     Related Party Transactions

In July 1996, the Fund entered into an agreement with Raymond S. Troubh, whereby Mr. Troubh provided management services to the Fund in connection with its Plan of Liquidation and has continued to provide such services to the Trust during its liquidation. For services rendered under the agreement, Mr. Troubh receives $8,500 per month, plus 1% of the amount of each distribution (other than the initial distribution paid by the Fund on August 30, 1996), plus a percentage of any proceeds of sale or other revenues received by the Fund or the Trust in excess of the investment in the particular asset. Mr. Troubh was paid 5% of such excess for amounts received in 1996 and 1997, 4% in 1998, 2% in 1999 and 0% thereafter.

Commencing January 1, 2000, Mr. Troubh voluntarily reduced his compensation for management services by 50% to $4,250 per month.

4.     Litigation

On April 19, 1996, the Fund filed a complaint against Commonwealth Associates, a registered broker-dealer and the underwriter of the Fund's initial public offering, Michael S. Falk, the chief executive officer of Commonwealth Associates, a minority shareholder and former director of the Fund, and Stephen
J. Warner, a former executive officer of Commonwealth Associates and the former president of the Fund. The civil action, which was filed in federal court in the Southern District of New York, alleged fraud, breach of fiduciary duties and violations of the Investment Company Act of 1940. On December 24, 1996, the Fund and the defendants agreed to a settlement of the complaint, whereby Commonwealth Associates agreed to make settlement payments to the Fund or the Trust totaling $1,150,000. In connection therewith, $500,000 was received in December 1996 and an additional $650,000 was received in installments during 1997. Interest of $20,415 was also paid to the Trust with the final installment payment in December 1997. Additionally, as part of the settlement, the Fund and the defendants agreed to pursue claims against former counsel to the Fund. The Trust was entitled to receive 50% of any recovery from such claims after reimbursement to Commonwealth Associates of all costs and expenses associated with pursuing the claims. See note 6 below for additional information.

Regency Holdings (Cayman) Inc. ("Holdings") and Regency Maritime Corp. ("Maritime") (collectively "Regency") along with other related entities are debtors in a bankruptcy case pending in the United States Bankruptcy Court for the Southern District of New York, 95 B 45197 (TLB). In that bankruptcy case, Regency initiated an adversary proceeding against the Fund and certain other persons and entities to recover monies that it paid them on the ground that such payments constituted voidable preferences or fraudulent conveyances under the Bankruptcy Code. Holdings maintained that a payment made to the Fund between 90 days and one year prior to the filing of Regency's bankruptcy petition in the amount of $1,940,000 to satisfy a bridge loan the Fund made to Regency, was a voidable preference because Kamal Mustafa, the former president of the Fund, was a director of Regency (and therefore an insider) for a portion of the time that such amounts were due and owing. Holdings also maintained that such relationship had an impact on the decision to pay these amounts. Additionally, Holdings maintained that a payment of $145,728 made to the Fund to redeem certain warrants issued with respect to the loan transaction was made within 90 days of the filing of the bankruptcy petition and was therefore a voidable preference without regard to whether Mustafa was an insider. Alternatively, Maritime asserted that the foregoing payments were made from its funds, without reasonably equivalent consideration, and were therefore avoidable as fraudulent conveyances. The Fund served an answer denying the allegations of the amended complaint and contested Regency's claims. Pursuant to an order filed with the Bankruptcy Court, the Trust had set aside approximately $2.4 million in an interest-bearing cash account pending resolution by the Bankruptcy Court of the adversary proceeding. Substantial discovery had been undertaken. A limited trial based upon written submissions to address the validity of Regency's preference claims was held in December 1997 and resulted in a judgment in favor of the Trust, dismissing the preference claims with prejudice. A mediator was appointed to attempt to facilitate a mutually beneficial settlement of the remaining fraudulent conveyance claims, and a mediation session occurred on October 5, 1998. During that session, the parties reached a tentative consensual resolution of the fraudulent conveyance claim. The proposed settlement was finalized in March 1999 and the defendants agreed to pay a total of $535,000, of which the Trust's share was $281,425, exclusive of legal and other fees and expenses. As a result of the settlement, the $2.4 million previously set aside became available to the Trust.

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

6.     Other Income

Other income for the year ended December 31, 1998 includes income received as a result of the settlement of certain claims against former counsel by the Fund, Commonwealth Associates, Falk and Warner. Pursuant to the terms of this settlement agreement, a final payment of $50,000 was received by the Trust on February 1, 1999.

During the year ended December 31, 1999, the Trust received a settlement payment of $123,638 in connection with an insurance claim to cover certain legal fees incurred by the Trust and certain officers and directors in prior years.

MICROCAP LIQUIDATING TRUST

(Successor to The MicroCap Fund, Inc.)

NOTES TO FINANCIAL STATEMENTS - continued

7.     Cash Distributions

The initial liquidating cash distribution totaling $8,495,486 was paid by the Fund on August 30, 1996 to shareholders of record on August 15, 1996. Common shareholders received $3.50 per share and preferred shareholders received $4.375 per share. The amount paid to common shareholders was comprised of $0.274 of long-term capital gain and $3.226 of return of capital. The amount paid to preferred shareholders was comprised of $0.343 of long-term capital gain and $4.032 of return of capital. Since its inception and through January 28, 2000, the Trust has made four additional interim liquidating distributions. Cumulative liquidating distributions paid to beneficiaries, including the initial liquidating distribution paid by the Fund, total $15.5 million, or $6.40 per Unit, as follows:

                                                   Total                      Per Unit
                          Date                 Distribution                    Amount
                   --------------------        ---------------              ---------
                   August 30,1996              $     8,495,486               $   3.50
                   July 15, 1997                     2,427,281                   1.00
                   August 28, 1998                   1,820,461                    .75
                   March 31, 1999                    1,820,461                    .75
                   January 28, 2000                    970,912                    .40
                                               ---------------               --------
                   Total                       $    15,534,601               $   6.40
                                               ===============               ========

8.     Subsequent Event

Subsequent to December 31, 1999, the Trust exercised its warrant to purchase 475,000 common shares of Unigene Laboratories, Inc. at a cost of $653,125, or $1.375 per share. As of March 20, 2000, the Trust had sold 340,000 shares of Unigene for net proceeds of $1,357,628. The sale of these shares will result in a realized gain of $890,128 for the quarter ending March 31, 2000.

Item 9.  Disagreements on Accounting and Financial Disclosure.
         ----------------------------------------------------

None.

                                    PART III

Item 10.      Directors and Executive Officers.
              --------------------------------

The following table sets forth certain information with respect to the Trustee of the Trust.

                                              Year First
                                               Elected a

                                               Director                          Position with
Name                              Age         or Officer                           the Trust
----                              ---         ----------                        ------------
Raymond S. Troubh                 73             1996                               Trustee

Raymond S. Troubh served as President, Chief Executive Officer, Treasurer, Secretary and Director of the Fund since July 1996, and has been the independent Trustee of the Trust since its formation on February 25, 1997. Mr. Troubh is a financial consultant in New York City and a former governor of the American Stock Exchange. He is a graduate of Bowdoin College and Yale Law School and was a general partner of Lazard Freres & Co., an investment banking firm. Mr. Troubh is a director of ARIAD Pharmaceuticals, Inc., a pharmaceutical company; Diamond Offshore Drilling, Inc., an offshore drilling company; Foundation Health Systems, Inc., a healthcare company; General American Investors Company, an investment advisory company; Olsten Corporation, a temporary personnel and healthcare services company; Starwood Hotels & Resorts, a hotel company; WHX Corporation, a holding company; and Triarc Companies, Inc., a diversified holding company. He is also a Trustee of Petrie Stores Liquidating Trust, a liquidating trust holding the assets of a former women's apparel retailer.

Item 11.      Executive Compensation.
              ----------------------

On July 24, 1996, following approval by the Board of Directors of the Fund, Mr. Troubh entered into a consulting agreement with the Fund and by extension, the Trust, pursuant to which he was compensated for his management services to the Trust in the amount of $8,500 per month, plus 1% of the amount of each distribution (other than the initial distribution paid on August 30, 1996), plus, a percentage of any proceeds of sale or other revenues received by the Trust in excess of the Trust's investment in a particular asset. Mr. Troubh was paid 5% of such excess for amounts received in 1996 and 1997, 4% in 1998, 2% in 1999, and 0% thereafter. For the year ended December 31, 1999, the Trust paid fees to Mr. Troubh totaling $120,205.

Commencing January 1, 2000, Mr. Troubh voluntarily reduced his compensation for management services by 50% to $4,250 per month.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.
              --------------------------------------------------------------

Security Ownership

As of March 15, 2000, Mr. Troubh, the sole Trustee of the Trust, held no units of beneficial interest in the Trust.

Item 13.      Certain Relationships and Related Transactions.
              ----------------------------------------------

Not applicable.

                                     PART IV

Item 14.      Exhibits, Financial Statements, Schedules and Reports on Form 8-K.
              -----------------------------------------------------------------

(a)  1.  Financial Statements

         Independent Auditors' Report

         Statements of Assets and Liabilities as of December 31, 1999 and 1998

         Schedules of Portfolio Investments as of December 31, 1999 and 1998

         Statements of Operations for the years ended December 31, 1999 and 1998, and for the period from February 25, 1997 to December 31, 1997

         Statements of Changes in Net Assets for the years ended December 31, 1999 and 1998, and for the period from February 25, 1997 to December 31, 1997

         Statements of Cash Flows for the years ended December 31, 1999 and 1998, and for the period from February 25, 1997 to December 31, 1997

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

Date:         March 29, 2000