Form 10-Q
period 2000-03-31
MICROCAP LIQUIDATING TRUST
filed 2000-05-15
CIK 1035916

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2000



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of May 1, 2000 there were 2,427,281 units of beneficial interest outstanding.

                           MICROCAP LIQUIDATING TRUST
                         (SUCCESSOR TO THE MICROCAP FUND, INC.)
                                      INDEX

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Statements of Net Assets in Liquidation as of March 31, 2000 (Unaudited) and December 31, 1999

Schedule of Portfolio Investments as of March 31, 2000 (Unaudited)

Statements of Operations for the Three Months ended March 31, 2000 and 1999 (Unaudited)

Statements of Changes in Net Assets for the Three Months ended March 31, 2000 and 1999 (Unaudited)

Statements of Cash Flows for the Three Months ended March 31, 2000 and 1999 (Unaudited)

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

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF ASSETS AND LIABILITIES

                                                                                               March 31,
                                                                                                 2000             December 31,
                                                                                              (Unaudited)            1999

Assets

Portfolio investments at fair value (cost $2,116,250 as of
   March 31, 2000 and $1,937,500 as of December 31, 1999)                                   $       858,125    $        484,375
Cash and cash equivalents - unrestricted                                                          1,152,350           1,348,193
Cash and cash equivalents - restricted                                                                    -             120,000
Receivable from securities sold                                                                      16,703                   -
Accrued interest receivable                                                                           2,929               6,225
                                                                                            ---------------    ----------------
   Total assets                                                                                   2,030,107           1,958,793
                                                                                            ---------------    ----------------

Liabilities

Accrued distribution payable                                                                              -             970,912
Accounts payable and accrued expenses                                                                23,716              29,118
                                                                                            ---------------    ----------------
   Total liabilities                                                                                 23,716           1,000,030
                                                                                            ---------------    ----------------

Net Assets in Liquidation                                                                   $     2,006,391    $        958,763
                                                                                            ===============    ================


Net assets in liquidation per Unit of beneficial interest                                             $0.83               $0.39
                                                                                                      =====               =====


Number of Units of beneficial interest outstanding                                                2,427,281           2,427,281
                                                                                                  =========           =========
















See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited)
As of March 31, 2000

                                                                                                                        Fair Value
                                                                                                                         as a % of
Issuer / Position                                                                   Cost             Fair Value        Net Assets(1)
------------------------------------------------------------------------------------------------------------------------------------

Publicly-Held Securities:

Unigene Laboratories, Inc. (A)

130,000 shares of Common Stock                                                $       178,750        $     373,750      18.63%
                                                                              ---------------        -------------     -------

Privately-Held Securities:

First Colony Acquisition Corp. (B)

106,562 shares of Series A1 Preferred Stock                                           594,174              148,544
240,179 shares of Series B1 Preferred Stock                                         1,343,326              335,831
                                                                              ---------------        -------------
                                                                                    1,937,500              484,375      24.14%
                                                                              ---------------        -------------    --------

Total Portfolio Investments (C)                                               $     2,116,250        $     858,125      42.77%
                                                                              ===============        =============    ========


(1)  Represents fair value as a percentage of the Trust's total net assets.

(A) During the first quarter of 2000, the Trust exercised its warrant to purchase 475,000 common shares of Unigene Laboratories, Inc. at $1.375 per shares. Also during the quarter, the Trust sold 345,000 shares for $1,374,333, realizing a gain of $899,958. Subsequent to the end of the quarter and through April 30, 2000, the Trust sold an additional 65,000 shares of Unigene for $166,076, which will result in a realized gain of $76,701 in the second quarter of 2000.

(B) In January 2000, the Trust's warrant to purchase 7,560 common shares of First Colony Acquisition Corp. expired unexercised.

(C) All portfolio securities held as of March 31, 2000 are non-income producing. As of March 31, 2000, all of the Trust's portfolio companies were located in the eastern United States. Using fair value as a percentage of net assets, portfolio investments classified by industry are represented by consumer products, 24.14%, and biotechnology, 18.63%. Portfolio investments classified by type are represented by preferred stock, 24.14%, and common stock, 18.63%.

     See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF OPERATIONS (Unaudited)

                                                                                    Three Months              Three Months
                                                                                  Ended March 31,            Ended March 31,
                                                                                        2000                      1999
                                                                                ---------------------      -----------------
Investment Income and Expenses

Income:
   Interest from U.S. Treasury Bills and repurchase agreements                     $       10,602            $     40,934
   Other income                                                                                 -                       -
                                                                                   --------------            ------------
   Total investment income                                                                 10,602                  40,934
                                                                                   --------------            ------------

Expenses:
   Administrative expenses                                                                 20,836                  19,629
   Legal fees                                                                                   -                   7,259
   Accounting fees                                                                         10,175                  11,000
   Trustee fees                                                                            22,459                  43,705
   Transfer agent and custodian fees                                                        3,727                   5,416
   Litigation expense                                                                           -                   3,225
   Other operating expenses                                                                   735                     276
                                                                                   --------------            ------------
   Total expenses                                                                          57,932                  90,510
                                                                                   --------------            ------------

Net Investment Loss                                                                       (47,330)                (49,576)
                                                                                   --------------            ------------

Net realized gain from portfolio investments                                              899,958                       -
Change in net unrealized depreciation of investments                                      195,000                       -
                                                                                   --------------            ------------
Net realized and unrealized gain from portfolio investments                             1,094,958                       -
                                                                                   --------------            ------------

Net Increase (Decrease) in Net Assets in Liquidation                               $    1,047,628            $    (49,576)
                                                                                   ==============            ============


See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)


                                                                                      Three Months             Three Months
                                                                                     Ended March 31,        Ended March 31,
                                                                                         2000                     1999
                                                                                  ------------------       -----------------
Changes in net assets resulting from operations:

Net investment loss                                                                 $       (47,330)        $       (49,576)
Net realized gain from portfolio investments                                                899,958                       -
Change in net unrealized depreciation of investments                                        195,000                       -
                                                                                    ---------------         ---------------
Net increase (decrease) in net assets resulting from operations                           1,047,628                 (49,576)
                                                                                    ---------------         ---------------

Change in net assets from distributions:

Cash distributions                                                                                -              (1,820,461)
                                                                                    ---------------         ---------------

Increase (decrease) in net assets in liquidation                                          1,047,628              (1,870,037)

Net assets in liquidation at beginning of period                                            958,763               3,793,538
                                                                                    ---------------         ---------------

N  et Assets in Liquidation at End of Period                                        $     2,006,391         $     1,923,501
                                                                                    ===============         ===============


Net assets per unit of beneficial interest                                               $     0.83               $    0.79
                                                                                         ==========               =========

Number of units of beneficial interest                                                    2,427,281                 2,427,281
                                                                                          =========                 =========



See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                      Three Months            Three Months
                                                                                   Ended March 31,          Ended March 31,
                                                                                          2000                    1999
                                                                                  ------------------      ------------------

Cash Flows Used For Operating Activities

Net investment loss                                                                 $       (47,330)        $       (49,576)
Adjustments to reconcile net investment loss to cash
   used for operating activities:
Decrease in liabilities                                                                      (5,402)               (299,422)
Decrease in accrued interest                                                                  3,296                  51,535
                                                                                    ---------------         ---------------
Cash flows used for operating activities                                                    (49,436)               (297,463)
                                                                                    ---------------         ---------------
Cash Flows Used For Investing Activities

Cost to exercise warrants                                                                  (653,125)                      -
Net proceeds from the sale of portfolio investments                                       1,357,630                       -
                                                                                    ---------------         ---------------
Cash flows from investing activities                                                        704,505                       -
                                                                                    ---------------         ---------------

Cash Flows Used For Financing Activities

Cash distributions paid                                                                    (970,912)             (1,820,461)
                                                                                    ---------------         ---------------
Cash flows used for financing activities                                                   (970,912)             (1,820,461)
                                                                                    ---------------         ---------------

Decrease in cash and cash equivalents                                                      (315,843)             (2,117,924)

Cash and cash equivalents at beginning of period                                          1,468,193               3,604,050
                                                                                    ---------------         ---------------

Cash and Cash Equivalents at End of Period                                          $     1,152,350         $     1,486,126
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

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

Cash and Cash Equivalents - The Trust invests its available cash in U.S. Treasury Bills and overnight repurchase agreements collateralized by securities issued by the U.S. Government or its agencies. Such investments are considered to be cash equivalents for the statement of cash flows. The cash and cash equivalents of the Trust include restricted cash of $120,000 relating to the potential reimbursement of out-of-pocket expenses of a shareholder group that had solicited proxies in opposition to the Fund's Plan of Liquidation. See Note 4 below.

3.     Related Party Transactions

In July 1996, the Fund entered into an agreement with Raymond S. Troubh, whereby Mr. Troubh provided management services to the Fund in connection with its Plan of Liquidation and has continued to provide such services to the Trust during its liquidation. For services rendered under the agreement, Mr. Troubh received $8,500 per month through December 1999. Commencing January 1, 2000, Mr. Troubh voluntarily reduced his compensation for management services by 50% to $4,250 per month. Additionally, Mr. Troubh is paid 1% of the amount of each distribution (other than the initial distribution paid by the Fund on August 30, 1996).

4.     Other Information

On July 15, 1996, the Fund entered into a settlement agreement with a group of shareholders of the Fund's common stock that had solicited proxies in opposition to the Fund's Plan of Liquidation (the "13D Group"). Under the settlement agreement, the Fund and the 13D Group agreed, among other things, that the Trust would reimburse the 13D Group for its reasonable out of pocket expenses up to $120,000, subject to approval by the Securities and Exchange Commission (the "SEC"). An application relating to such reimbursement by the Trust to the 13D Group was filed with the SEC on September 27, 1996. In February 2000, the 13D Group agreed to release the Trust from any and all claims for such expense reimbursement.

5.     Cash Distribution

On January 28, 2000, the Trust paid a $0.40 per share cash distribution totaling $970,912 to unit holders of record on January 14, 2000. Such distribution was declared and accrued for in December 1999.

6.     Subsequent Event

Subsequent to March 31, 2000 and through April 30, 2000, the Trust sold 65,000 common shares of Unigene Laboratories, Inc. for $166,076, which will result in a realized gain of $76,701 for the second quarter of 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
             ----------------------------------------------------------------

Liquidity and Capital Resources

During the quarter ended March 31, 2000, the Trust exercised its warrant to purchase 475,000 common shares of Unigene Laboratories, Inc. at $1.375 per share, or $653,125. During the quarter, the Trust sold 345,000 of these shares for net proceeds of $1,374,333, or $4.02 per share.

As of March 31, 2000, the Trust held cash and cash equivalents totaling $1,152,350. Such cash balances are invested in U.S. Treasury Bills or overnight repurchase agreements collateralized by securities issued by the U.S. Government or its agencies. Interest earned from such investments for the three months ended March 31, 2000, totaled $10,602. Interest earned from such cash balances in future periods is subject to fluctuations in short-term interest rates and changes in cash equivalent balances held by the Trust. The Trust had no restricted cash balances as of March 31, 2000.

Subsequent to March 31, 2000 and through April 30, 2000, the Trust sold an additional 65,000 common shares of Unigene Laboratories, Inc. for $166,076.

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

Realized and Unrealized Gains and Losses from Portfolio Investments

For the three months ended March 31, 2000, the Trust had a $1,094,958 net realized and unrealized gain from its portfolio investments, comprised of an $899,958 realized gain and a $195,000 increase to unrealized appreciation of investments. As discussed above, during the quarter the Trust acquired 475,000 common shares of Unigene Laboratories, Inc. through the exercise of its warrant to purchase such shares at $1.375 per share. During the quarter, the Trust sold 345,000 of these shares for net proceeds of $1,374,333, realizing a gain of $899,958. Additionally, for the quarter, the Trust had a $195,000 unrealized gain reflecting the increased public market price of the remaining 130,000 Unigene shares held by the Trust as of March 31, 2000.

The Trust had no realized or unrealized gains or losses from portfolio investments for the three months ended March 31, 1999.

Investment Income and Expenses

For the three months ended March 31, 2000 and 1999, the Trust had a net investment loss of $47,330 and $49,576, respectively. The slight increase in net investment loss for the three months ended March 31, 2000 as compared to the same period in 1999 resulted from a $30,332 decrease in investment income, which was more than offset by a $32,578 decrease in operating expenses for the 2000 period. The decrease in investment income resulted from a decline in interest income from short-term investments primarily due to a reduction of funds available for investment in such securities during the three months ended March 31, 2000 compared to the same period in 1999.

The decrease in operating expenses for the three months ended March 31, 2000, as compared to the same period in 1999, includes a decrease in Trustee fees of $21,246. For services rendered under, the Trustee, Mr. Raymond S. Troubh, received $8,500 per month through December 1999. Commencing January 1, 2000, Mr. Troubh voluntarily reduced his compensation for management services by 50% to $4,250 per month. As a result, the regular Trustee fees declined $12,750 for the quarter ended March 31, 2000 compared to the same period in 1999. Additionally, Mr. Troubh is paid 1% of the amount of each distribution paid to beneficial holders. For cash distributions paid during the three months ended March 31, 2000 and 1999, Mr. Troubh was paid $9,709 and $18,205, respectively. The Trust had reductions in other operating expenses during the 2000 period as compared to the same period in 1999, primarily relating to a reduction in legal fees, reflecting the declining legal work required for the Trust's activities as it moves closer to termination.

Net Assets in Liquidation

As of March 31, 2000, net assets in liquidation totaled $2,006,391, reflecting an increase of $1,047,628 from net assets in liquidation of $958,763 as of December 31, 1999. This increase is the result of the $1,094,958 realized and unrealized gain from portfolio investments offset by the $47,330 net investment loss for the three months ended March 31, 2000. As of March 31, 2000, the net asset value per Unit of beneficial interest was $0.83, compared to $0.39 as of December 31, 1999.

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

The Trust's portfolio investments had an aggregate fair value of $858,125 as of March 31, 2000. An assumed 10% decline from this fair value would result in a reduction to the fair value of such investments and an unrealized loss of $85,813.

Market risk relating to the Trust's interest-bearing cash equivalents, investments in U.S. Treasury Bills and overnight repurchase agreements collateralized by securities issued by the U.S. Government or its agencies held as of March 31, 2000 is considered to be immaterial.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.
              -----------------

Not applicable.

Item 2.       Changes in Securities.
              ---------------------

Not applicable.

Item 3.       Defaults Upon Senior Securities.
              -------------------------------

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.
              ---------------------------------------------------

No matter was brought to a vote of security holders during the period covered by this report.

Item 5.       Other Information.
              -----------------

Not applicable.

Item 6.       Exhibits and Reports on Form 8-K.
              --------------------------------

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

Date:         May 15, 2000