Form 10-Q
period 2000-06-30
MICROCAP LIQUIDATING TRUST
filed 2000-08-14
CIK 1035916

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2000



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

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Statements of Net Assets in Liquidation as of June 30, 2000 (Unaudited) and December 31, 1999

Schedule of Portfolio Investments as of June 30, 2000 (Unaudited)

Statements of Operations for the Three and Six Months ended June 30, 2000 and 1999 (Unaudited)

Statements of Changes in Net Assets for the Six Months ended June 30, 2000 and 1999 (Unaudited)

Statements of Cash Flows for the Six Months ended June 30, 2000 and 1999 (Unaudited)

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

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF ASSETS AND LIABILITIES

                                                                                               June 30,
                                                                                                 2000           December 31,
                                                                                              (Unaudited)            1999
                                                                                            --------------     ----------------
Assets

Portfolio investments at fair value (cost $1,937,500 as of
   June 30, 2000 and December 31, 1999)                                                     $       457,500    $        484,375
Cash and cash equivalents - unrestricted                                                          1,488,549           1,348,193
Cash and cash equivalents - restricted                                                                    -             120,000
Accrued interest receivable                                                                           7,393               6,225
                                                                                            ---------------    ----------------
   Total assets                                                                                   1,953,442           1,958,793
                                                                                            ---------------    ----------------

Liabilities

Accrued distribution payable                                                                              -             970,912
Accounts payable and accrued expenses                                                                25,642              29,118
                                                                                            ---------------    ----------------
   Total liabilities                                                                                 25,642           1,000,030
                                                                                            ---------------    ----------------

Net Assets in Liquidation                                                                   $     1,927,800    $        958,763
                                                                                            ===============    ================


Net assets in liquidation per Unit of beneficial interest                                          $   0.79            $   0.39
                                                                                                   ========            ========


Number of Units of beneficial interest outstanding                                                2,427,281           2,427,281
                                                                                                  =========           =========












See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited)
As of June 30, 2000

                                                                                                                      Fair Value
                                                                                                      Fair             as a % of
Issuer / Position                                                                   Cost              Value          Net Assets(1)
----------------------------------------------------------------------------------------------------------------------------------

Privately-Held Securities:

First Colony Coffee and Tea Company (A)
106,562 shares of Series A1 Preferred Stock                                   $       594,174     $     140,600
240,179 shares of Series B1 Preferred Stock                                         1,343,326           316,900
                                                                              ---------------     -------------
                                                                                    1,937,500           457,500        23.73 %
                                                                              ---------------     -------------       --------

Total Portfolio Investments (B)                                               $     1,937,500     $     457,500        23.73 %
                                                                              ===============     =============       ========


(1)  Represents fair value as a percentage of the Trust's total net assets.

(A) On April 14, 2000, the Trust entered into an option agreement whereby the optionee has the right to purchase the Trust's holdings of First Colony Coffee and Tea Company for $457,500. The Trust received $25,000 from the sale of such option, which expires on January 8, 2001.

(B) During the quarter, the Trust liquidated its remaining 130,000 common shares of Unigene Laboratories, Inc. for net proceeds of $325,398, realizing a gain of $146,648.

     See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF OPERATIONS (Unaudited)

                                                                                    Three Months              Three Months
                                                                                   Ended June 30,            Ended June 30,
                                                                                        2000                      1999
                                                                                 -------------------      ------------------
Investment Income and Expenses

Income:
   Interest from U.S. Treasury Bills and repurchase agreements                       $     20,410            $     17,024
   Income from sale of option                                                              25,000                       -
                                                                                     ------------            ------------
   Total investment income                                                                 45,410                  17,024
                                                                                     ------------            ------------

Expenses:
   Trustee fees                                                                            12,750                  25,500
   Administrative fees                                                                     19,664                  20,010
   Legal fees                                                                               1,500                      55
   Accounting fees                                                                          9,875                   4,500
   Transfer agent and custodian fees                                                        3,912                   5,168
   Mailing and printing expenses                                                              504                      39
   Other operating expenses                                                                   569                     105
                                                                                     ------------            ------------
   Total expenses                                                                          48,774                  55,377
                                                                                     ------------            ------------

Net Investment Loss                                                                        (3,364)                (38,353)
                                                                                     ------------            ------------

Net realized gain from portfolio investments                                              146,648                       -
Change in net unrealized depreciation of investments                                     (221,875)                      -
                                                                                     ------------            ------------
Net realized and unrealized gain from portfolio investments                               (75,227)                      -
                                                                                     ------------            ------------

Net Decrease in Net Assets in Liquidation                                            $    (78,591)           $    (38,353)
                                                                                     ============            ============





See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF OPERATIONS (Unaudited)

                                                                                     Six Months                Six Months
                                                                                   Ended June 30,            Ended June 30,
                                                                                        2000                      1999
                                                                                 -------------------      ------------------
Investment Income and Expenses

Income:
   Interest from U.S. Treasury Bills and repurchase agreements                      $      31,012            $     57,958
   Income from sale of option                                                              25,000                       -
                                                                                    -------------            ------------
   Total investment income                                                                 56,012                  57,958
                                                                                    -------------            ------------

Expenses:
   Trustee fees                                                                            35,209                  69,205
   Administrative fees                                                                     40,500                  39,639
   Legal fees                                                                               1,500                   7,314
   Accounting fees                                                                         20,050                  15,500
   Transfer agent and custodian fees                                                        7,639                  10,584
   Litigation expense                                                                           -                   3,225
   Mailing and printing expenses                                                            1,204                      39
   Other operating expenses                                                                   604                     381
                                                                                    -------------            ------------
   Total expenses                                                                         106,706                 145,887
                                                                                    -------------            ------------

Net Investment Loss                                                                       (50,694)                (87,929)
                                                                                    -------------            ------------

Net realized gain from portfolio investments                                            1,046,606                       -
Change in net unrealized depreciation of investments                                      (26,875)                      -
                                                                                    -------------            ------------
Net realized and unrealized gain from portfolio investments                             1,019,731                       -
                                                                                    -------------            ------------

Net Increase (Decrease) in Net Assets in Liquidation                                $     969,037            $    (87,929)
                                                                                    =============            ============


See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)


                                                                                       Six Months               Six Months
                                                                                     Ended June 30,           Ended June 30,
                                                                                          2000                     1999
                                                                                  -------------------      -------------------
Changes in net assets resulting from operations:

Net investment loss                                                                 $       (50,694)        $       (87,929)
Net realized gain from portfolio investments                                              1,046,606                       -
Change in net unrealized depreciation of investments                                        (26,875)                      -
                                                                                    ---------------         ---------------
Net increase (decrease) in net assets resulting from operations                             969,037                 (87,929)
                                                                                    ---------------         ---------------

Change in net assets from distributions:

Cash distributions                                                                                -              (1,820,461)
                                                                                    ---------------         ---------------

Increase (decrease) in net assets in liquidation                                            969,037              (1,908,390)

Net assets in liquidation at beginning of period                                            958,763               3,793,538
                                                                                    ---------------         ---------------

N  et Assets in Liquidation at End of Period                                        $     1,927,800         $     1,885,148
                                                                                    ===============         ===============


Net assets per unit of beneficial interest                                               $     0.79               $    0.78
                                                                                         ==========               =========

Number of units of beneficial interest                                                    2,427,281               2,427,281
                                                                                          =========               =========





See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                     Six Months                Six Months
                                                                                 Ended June 30,              Ended June 30,
                                                                                        2000                      1999
                                                                                 -------------------      ------------------

Cash Flows Used For Operating Activities

Net investment loss                                                                 $       (50,694)        $       (87,929)
Adjustments to reconcile net investment loss to cash
   used for operating activities:
Decrease in liabilities                                                                      (3,476)               (343,389)
(Decrease) increase in accrued interest                                                      (1,168)                 59,328
                                                                                    ---------------         ---------------
Cash flows used for operating activities                                                    (55,338)               (371,990)
                                                                                    ---------------         ---------------

Cash Flows Used For Investing Activities

Cost to exercise warrants                                                                  (653,125)                      -
Net proceeds from the sale of portfolio investments                                       1,699,731                       -
                                                                                    ---------------         ---------------
Cash flows from investing activities                                                      1,046,606                       -
                                                                                    ---------------         ---------------

Cash Flows Used For Financing Activities

Cash distributions paid                                                                    (970,912)             (1,820,461)
                                                                                    ---------------         ---------------
Cash flows used for financing activities                                                   (970,912)             (1,820,461)
                                                                                    ---------------         ---------------

Increase (decrease) in cash and cash equivalents                                             20,356              (2,192,451)

Cash and cash equivalents at beginning of period                                          1,468,193               3,604,050
                                                                                    ---------------         ---------------

Cash and Cash Equivalents at End of Period                                          $     1,488,549         $     1,411,599
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

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

3.     Trustee Fees

In July 1996, the Fund entered into an agreement with Raymond S. Troubh, whereby Mr. Troubh provided management services to the Fund in connection with its Plan of Liquidation. Mr. Troubh has continued to provide such services to the Trust during its liquidation. For services rendered under the agreement, Mr. Troubh received $8,500 per month through December 1999. Commencing January 1, 2000, Mr. Troubh voluntarily reduced his compensation for management services by 50% to $4,250 per month. Additionally, Mr. Troubh is paid 1% of the amount of each distribution (other than the initial distribution paid by the Fund on August 30, 1996).

4.     Sale of Option to Purchase Portfolio Investment

On April 14, 2000, the Trust entered into an option agreement whereby the optionee has the right to purchase the Trust's holdings of First Colony Coffee and Tea Company for $457,500. The Trust received $25,000 from the sale of such option, which expires on January 8, 2001.

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

6.     Cash Distribution

On January 28, 2000, the Trust paid a $0.40 per share cash distribution totaling $970,912 to unit holders of record on January 14, 2000. Such distribution was declared and accrued for in December 1999.

7.     Subsequent Event - Cash Distribution

In July 2000, the Trust announced the declaration of a liquidating distribution of $970,912, or $0.40 per share, to unit holders of record on July 31, 2000. Such distribution will be paid on August 15, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
             ---------------------------------------------------------------

Liquidity and Capital Resources

During the six months ended June 30, 2000, the Trust exercised its warrant to purchase 475,000 common shares of Unigene Laboratories, Inc. at $1.375 per share, or $653,125. During the six-month period, the Trust sold these shares for net proceeds of $1,699,731, or $3.58 per share.

On April 14, 2000, the Trust entered into an option agreement whereby the holder has the right to purchase the Trust's investment in First Colony Coffee and Tea Company for $457,500. The Trust received $25,000 from the sale of such option, which expires on January 8, 2001.

As of June 30, 2000, the Trust held cash and cash equivalents totaling $1,488,549. Such cash balances are invested in U.S. Treasury Bills or overnight repurchase agreements collateralized by securities issued by the U.S. Government or its agencies. Interest earned from such investments for the three months ended June 30, 2000 and 1999, totaled $20,410 and $17,024, respectively. Interest earned from such cash balances in future periods is subject to fluctuations in short-term interest rates and changes in cash equivalent balances held by the Trust. The Trust had no restricted cash balances as of June 30, 2000.

In July 2000, the Trust announced the declaration of a liquidating distribution of $970,912, or $0.40 per share, to unit holders of record on July 31, 2000. Such distribution will be paid on August 15, 2000.

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

Realized Gains and Losses from Portfolio Investments

For the three and six months ended June 30, 2000, the Trust had a net realized gain from its portfolio investments of $146,648 and $1,046,606, respectively. As discussed above, during the six months ended June 30, 2000, the Trust acquired 475,000 common shares of Unigene Laboratories, Inc. through the exercise of its warrant to purchase such shares at $1.375 per share. The Trust sold its remaining 130,000 shares of Unigene during the three months ended June 30, 2000 for net proceeds of $325,398 compared to a cost of $178,750, realizing a gain of $146,648. All of the 475,000 common shares of Unigene were sold during the six months ended June 30, 2000 for net proceeds of $1,699,731 compared to a cost of $653,125, realizing a gain of $1,046,606.

The Trust had no realized gains or losses from portfolio investments during the three and six months ended June 30, 1999.

Unrealized Gains and Losses from Portfolio Investments

For the six months ended June 30, 2000, the Trust had a $26,875 unfavorable change in net unrealized depreciation of investments resulting from the downward revaluation of its investment in First Colony Coffee and Tea Company. As noted above, in April 2000, the Trust entered into an option agreement whereby the holder has the right to purchase the Trust's investment in First Colony Coffee and Tea Company for $457,500. As of June 30, 2000, the Trust had valued its investment in First Colony at the $457,500 option price.

Investment Income and Expenses

For the three months ended June 30, 2000 and 1999, the Trust had a net investment loss (interest and other income less operating expenses) of $3,364 and $38,353, respectively. For the six months ended June 30, 2000 and 1999, the Trust had a net investment loss of $50,694 and $87,929, respectively.

The net investment loss of $3,364 for the three months ended June 30, 2000 compared to the net investment loss of $38,353 for the same period in 1999, resulted from a $28,386 increase in investment income and a $6,603 decrease in operating expenses. The increase in investment income for the 2000 period compared to the same period in 1999 included a one-time payment of $25,000 received by the Trust in April 2000, in connection with the sale of an option to purchase its investment in First Colony, as discussed above. The increase in investment income also included a $3,386 increase in interest income from short-term investments, resulting from an increase in funds invested in such securities during the three months ended June 30, 2000 compared to the same period in 1999. The $6,603 decrease in operating expenses for the three months ended June 30, 2000 compared to the same period in 1999, includes a $12,750 reduction in fees paid to the Trustee. For services rendered under, the Trustee, Mr. Raymond S. Troubh, received $8,500 per month through December 1999. Commencing January 1, 2000, Mr. Troubh voluntarily reduced his compensation for management services by 50% to $4,250 per month. As a result, the regular Trustee fees declined $12,750 for the three months ended June 30, 2000 compared to the same period in 1999. The reduced Trustee fees were offset by a net increase in the other operating expenses, primarily due an increase in outside accounting fees.

The net investment loss of $50,694 for the six months ended June 30, 2000 as compared to the net investment loss of $87,929 for the same period in 1999, resulted from $39,181 decrease in operating expenses slightly offset by a $1,946 decrease in investment income. The decrease in investment income includes a $26,946 reduction in interest income from short-term investments for the 2000 period as compared to the same period in 1999, resulting from a reduction of funds invested in such securities during the six months ended June 30, 2000 compared to the same period in 1999. This decrease in interest income was partially offset by the one-time payment of $25,000 received by the Trust in April 2000, in connection with the sale of an option to purchase its investment in First Colony, as discussed above. The decrease in operating expenses for the six months ended June 30, 2000, as compared to the same period in 1999, primarily was due to a $33,996 decline in Trustee fees. As discussed above, the regular monthly fee paid to the Trustee was reduced by 50% beginning on January 1, 2000, accounting for $25,500 of this decrease. Additionally, Mr. Troubh is paid 1% of the amount of each distribution paid to beneficial holders. For cash distributions paid during the three months ended March 31, 2000 and 1999, Mr. Troubh was paid $9,709 and $18,205, respectively. On a net basis, the Trust's other operating expenses declined $5,185 for the six months ended June 30, 2000 compared to the same period in 1999.

Net Assets in Liquidation

As of June 30, 2000, net assets in liquidation totaled $1,927,800, an increase of $969,037 from net assets in liquidation of $958,763 as of December 31, 1999. This increase is the result of the $1,046,616 realized gain from the sale of the Trust's investment in Unigene Laboratories, offset by the $26,875 unfavorable change in unrealized depreciation of investments and the $50,694 net investment loss for the six months ended June 30, 2000. As of June 30, 2000, the net asset value per Unit of beneficial interest was $0.79, compared to $0.39 as of December 31, 1999.

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

The Trust's portfolio investments had an aggregate fair value of $457,500 as of June 30, 2000. An assumed 10% decline from this fair value would result in a reduction to the fair value of such investments and an unrealized loss of $45,750.

Market risk relating to the Trust's interest-bearing cash equivalents, investments in U.S. Treasury Bills and overnight repurchase agreements collateralized by securities issued by the U.S. Government or its agencies held as of June 30, 2000 is considered to be immaterial.

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

Date:         August 14, 2000