Form 10-Q
period 2000-09-30
MICROCAP LIQUIDATING TRUST
filed 2000-11-14
CIK 1035916

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2000



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of November 1, 2000 there were 2,427,281 units of beneficial interest outstanding.

                           MICROCAP LIQUIDATING TRUST
                      (SUCCESSOR TO THE MICROCAP FUND, INC.)
                                      INDEX


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Statements of Net Assets in Liquidation as of September 30, 2000 (Unaudited) and December 31, 1999

Schedule of Portfolio Investments as of September 30, 2000 (Unaudited)

Statements of Operations for the Three and Nine Months ended September 30, 2000 and 1999 (Unaudited)

Statements of Changes in Net Assets in Liquidation for the Nine Months ended September 30, 2000 and 1999 (Unaudited)

Statements of Cash Flows for the Nine Months ended September 30, 2000 and 1999 (Unaudited)

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

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF NET ASSETS IN LIQUIDATION

                                                                                             September 30,
                                                                                                 2000          December 31,
                                                                                             (Unaudited)            1999
Assets

Portfolio investments at fair value (cost $1,937,500 as of
   September 30, 2000 and December 31, 1999)                                                $       457,500    $        484,375
Cash and cash equivalents - unrestricted                                                            485,151           1,348,193
Cash and cash equivalents - restricted                                                                    -             120,000
Accrued interest receivable                                                                           2,626               6,225
                                                                                            ---------------    ----------------
   Total assets                                                                                     945,277           1,958,793
                                                                                            ---------------    ----------------

Liabilities

Accrued distribution payable                                                                              -             970,912
Accounts payable and accrued expenses                                                                26,556              29,118
                                                                                            ---------------    ----------------
   Total liabilities                                                                                 26,556           1,000,030
                                                                                            ---------------    ----------------

Net Assets in Liquidation                                                                   $       918,721    $        958,763
                                                                                            ===============    ================


Net assets in liquidation per Unit of beneficial interest                                       $   0.38               $   0.39
                                                                                                ========               ========


Number of Units of beneficial interest outstanding                                                2,427,281           2,427,281
                                                                                                  =========           =========












See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited)
As of September 30, 2000


Fair Value
                                                                                                      Fair             as a % of
Issuer / Position                                                                   Cost              Value          Net Assets(1)
----------------------------------------------------------------------------------------------------------------------------------

Privately-Held Securities:

First Colony Coffee and Tea Company (A)
106,562 shares of Series A1 Preferred Stock                                   $       594,174     $     140,600
240,179 shares of Series B1 Preferred Stock                                         1,343,326           316,900
                                                                              ---------------     -------------
                                                                                    1,937,500           457,500        49.80%
                                                                              ---------------     -------------       -------

Total Portfolio Investments                                                   $     1,937,500     $     457,500        49.80%
                                                                              ===============     =============       =======


(1)  Represents fair value as a percentage of the Trust's total net assets.

(A) The Trust has entered into an option agreement whereby the holder has the right to purchase the Trust's holdings of First Colony Coffee and Tea Company for $457,500. The Trust received $25,000 from the sale of such option, which expires on January 8, 2001.




     See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF OPERATIONS (Unaudited)


                                                                                        Three Months            Three Months
                                                                                            Ended                   Ended
                                                                                        September 30,           September 30,
                                                                                            2000                     1999
                                                                                     -------------------    --------------------
Investment Income and Expenses

Income:
   Interest from U.S. Treasury Bills and repurchase agreements                       $        15,824           $         17,842
   Other interest income                                                                           -                        139
                                                                                     ---------------           ----------------
   Total investment income                                                                    15,824                     17,981
                                                                                     ---------------           ----------------

Expenses:
   Trustee fees                                                                               22,459                     25,500
   Administrative fees                                                                        21,032                     19,436
   Accounting fees                                                                             5,000                      6,875
   Transfer agent and custodian fees                                                           3,464                      4,918
   Legal fees                                                                                  1,250                          -
   Other operating expenses                                                                      786                        208
                                                                                     ---------------           ----------------
   Total expenses                                                                             53,991                     56,937
                                                                                     ---------------           ----------------

Net Decrease in Net Assets in Liquidation                                            $       (38,167)          $        (38,956)
                                                                                     ===============           ================

See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF OPERATIONS (Unaudited)


                                                                                         Nine Months             Nine Months
                                                                                            Ended                   Ended
                                                                                        September 30,           September 30,
                                                                                            2000                     1999
                                                                                     -------------------    --------------------
Investment Income and Expenses

Income:
   Interest from U.S. Treasury Bills and repurchase agreements                       $           46,836     $          75,800
   Income from sale of option                                                                    25,000                     -
   Other interest income                                                                              -                   139
                                                                                     ------------------     -----------------
   Total investment income                                                                       71,836                75,939
                                                                                     ------------------     -----------------

Expenses:
   Trustee fees                                                                                  57,668                94,705
   Administrative fees                                                                           61,532                59,075
   Accounting fees                                                                               25,050                22,375
   Transfer agent and custodian fees                                                             11,103                15,502
   Legal fees                                                                                     2,750                 7,314
   Litigation settlement                                                                              -                 3,225
   Other operating expenses                                                                       2,594                   628
                                                                                     ------------------     -----------------
   Total expenses                                                                               160,697               202,824
                                                                                     ------------------     -----------------

Net Investment Loss                                                                             (88,861)             (126,885)
                                                                                     ------------------     -----------------

Net Realized and Unrealized Loss from Portfolio Investments

Net realized gain from portfolio investments                                                  1,046,606                     -
Change in net unrealized depreciation of investments                                            (26,875)                    -
                                                                                     ------------------     -----------------
Net realized and unrealized gain from portfolio investments                                   1,019,731                     -
                                                                                     ------------------     -----------------

Net Increase (Decrease) in Net Assets in Liquidation                                 $          930,870     $        (126,885)
                                                                                     ==================     =================



See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (Unaudited)


                                                                                         Nine Months             Nine Months
                                                                                            Ended                   Ended
                                                                                        September 30,            September 30,
                                                                                              2000                    1999
                                                                                      ---------------        -----------------
Changes in net assets resulting from operations:

Net investment loss                                                                   $       (88,861)       $       (126,885)
Net realized gain from portfolio investments                                                1,046,606                       -
Change in net unrealized depreciation of portfolio investments                                (26,875)                      -
                                                                                      ---------------        ----------------
Net increase (decrease) in net assets resulting from operations                               930,870                (126,885)
                                                                                      ---------------        ----------------

Change in net assets from distributions:
 Cash distributions                                                                          (970,912)             (1,820,461)
                                                                                      ---------------        ----------------

Decrease in net assets in liquidation                                                         (40,042)             (1,947,346)

Net assets in liquidation at beginning of period                                              958,763               3,793,538
                                                                                      ---------------        ----------------

Net Assets in Liquidation at End of Period                                            $       918,721        $      1,846,192
                                                                                      ===============        ================

Net assets per unit of beneficial interest                                                  $   0.38               $   0.76
                                                                                            ========               ========

Number of units of beneficial interest                                                      2,427,281               2,427,281
                                                                                            =========               =========



See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                     Nine Months               Nine Months
                                                                                        Ended                    Ended
                                                                                    September 30,             September 30,
                                                                                         2000                      1999
                                                                                    ---------------         ----------------
Cash Flows Used For Operating Activities

Net investment loss                                                                 $       (88,861)        $      (126,885)
Adjustments to reconcile net investment loss to cash
   used for operating activities:
Decrease in liabilities                                                                      (2,562)               (337,639)
Decrease in accrued interest                                                                  3,599                       -
Decrease in other assets                                                                          -                  58,737
                                                                                    ---------------         ---------------
Cash flows used for operating activities                                                    (87,824)               (405,787)
                                                                                    ---------------         ---------------

Cash Flows Used For Investing Activities

Cost to exercise warrants                                                                  (653,125)                      -
Net proceeds from the sale of portfolio investments                                       1,699,731                       -
                                                                                    ---------------         ---------------
Cash flows from investing activities                                                      1,046,606                       -
                                                                                    ---------------         ---------------

Cash Flows Used For Financing Activities

Cash distributions paid                                                                  (1,941,824)             (1,820,461)
                                                                                    ---------------         ---------------

Decrease in cash and cash equivalents                                                      (983,042)             (2,226,248)
Cash and cash equivalents at beginning of period                                          1,468,193               3,604,050
                                                                                    ---------------         ---------------

Cash and Cash Equivalents at End of Period                                          $       485,151         $     1,377,802
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

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

6.     Cash Distribution

On August 15, 2000, the Trust paid a $0.40 per share cash distribution totaling $970,912 to unit holders of record on July 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
             ---------------------------------------------------------------


Liquidity and Capital Resources

During the nine months ended September 30, 2000, the Trust exercised its warrant to purchase 475,000 common shares of Unigene Laboratories, Inc. at $1.375 per share, or $653,125. During the period, the Trust sold these shares for net proceeds of $1,699,731, or $3.58 per share. On a net basis, the Trust realized a return of $1,046,606 from the exercise of the warrants and subsequent sale of the shares.

On August 15, 2000, the Trust made an interim liquidating cash distribution totaling $970,912, or $0.40 per share, to unit holders of record on July 31, 2000.

As of September 30, 2000, the Trust held cash and cash equivalents totaling $485,151. Such cash balances are invested in U.S. Treasury Bills or overnight repurchase agreements collateralized by securities issued by the U.S. Government or its agencies. Interest earned from such investments for the three and nine months ended September 30, 2000, totaled $15,824 and $46,836, respectively. Interest earned from such cash balances in future periods is subject to fluctuations in short-term interest rates and changes in cash balances held in such investments by the Trust. The Trust had no restricted cash balances as of September 30, 2000.

The Trust has entered into an option agreement whereby the holder has the right to purchase the Trust's final portfolio investment, First Colony Coffee and Tea Company, for $457,500. In April 2000, the Trust received $25,000 from the sale of such option, which expires on January 8, 2001.

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

Realized Gains and Losses from Portfolio Investments
The Trust had a no realized gains or losses from its portfolio investments for the three months ended September 30, 2000. For the nine months ended September 30, 2000, the Trust had a net realized gain from its portfolio investments of $1,046,606. As discussed above, during the period, the Trust acquired 475,000 common shares of Unigene Laboratories, Inc. through the exercise of its warrant to purchase such shares at $1.375 per share. All of the 475,000 common shares of Unigene were sold during the nine months ended September 30, 2000 for net proceeds of $1,699,731 compared to a cost of $653,125.

The Trust had no realized gains or losses from portfolio investments during the three and nine months ended September 30, 1999.

Unrealized Gains and Losses from Portfolio Investments
For the nine months ended September 30, 2000, the Trust had a $26,875 unfavorable change in net unrealized depreciation of investments resulting from the downward revaluation of its investment in First Colony Coffee and Tea
Company. As noted above, in April 2000, the Trust entered into an option agreement whereby the holder has the right to purchase the Trust's investment in First Colony Coffee and Tea Company for $457,500. As of September 30, 2000, the Trust had valued its investment in First Colony at the $457,500 option price.

Investment Income and Expenses
For the three months ended September 30, 2000 and 1999, the Trust had a net investment loss (interest and other income less operating expenses) of $38,167 and $38,956, respectively. The reduction in net investment loss for the three months ended September 30, 2000 compared to the same period in 1999, resulted from a $2,946 decrease in operating expenses, partially offset by a $2,157 decrease in investment income. The decrease in investment income for the 2000 period compared to the same period in 1999 primarily was due to a decrease in interest income from short-term investments, resulting from an decrease in funds available for investment in such securities during the three months ended September 30, 2000 compared to the same period in 1999. The $2,946 decrease in operating expenses for the three months ended September 30, 2000 compared to the same period in 1999, primarily resulted from a decrease in fees paid to the Trustee. Commencing January 1, 2000, the Trustee, Mr. Raymond S. Troubh, voluntarily reduced his annual fee for management services by 50% to $4,250 per month. As a result, the regular annual fee paid to the Trustee declined $12,750 for the three months ended September 30, 2000 compared to the same period in 1999. This reduction was partially offset by the 1% distribution fee of $9,709 paid to the Trustee during the three months ended September 30, 2000 in connection with the August 15, 2000 distribution to beneficial holders.

For the nine months ended September 30, 2000 and 1999, the Trust had a net investment loss of $88,861 and $126,885, respectively. The favorable change in net investment loss for the nine months ended September 30, 2000 resulted from $42,127 decrease in operating expenses slightly offset by a $4,103 decrease in investment income. The decrease in investment income includes a $28,964 reduction in interest income from short-term investments for the 2000 period as compared to the same period in 1999, resulting from a reduction of funds invested in such securities during the nine months ended September 30, 2000 compared to the same period in 1999. This decrease in interest income was partially offset by the one-time payment of $25,000 received by the Trust in April 2000, in connection with the sale of an option to purchase its holdings of First Colony, as discussed above. The decrease in operating expenses for the nine months ended September 30, 2000, as compared to the same period in 1999, primarily was due to a $37,037 decline in Trustee fees. As discussed above, the regular annual fee paid to the Trustee was reduced by 50% beginning on January 1, 2000.

Net Assets in Liquidation
For the nine months ended September 30, 2000, the Trust had an increase in net assets in liquidation totaling $930,870, comprised of the $1,046,606 realized gain from portfolio investments, partially offset by the $88,861 net investment loss and the $26,875 unfavorable change in unrealized depreciation of investments for the nine month period. As a result, net assets in liquidation as of September 30, 2000, totaled $918,721, reflecting a decrease of $40,042 from net assets in liquidation of $958,763 as of December 31, 1999. This decrease is the result of the $970,912 cash distribution paid to beneficial holders in August 2000 exceeding the $930,870 net increase in net assets for the nine months ended September 30, 2000. As of September 30, 2000, the net asset value per Unit of beneficial interest was $0.38, compared to $0.39 as of December 31, 1999.

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

The Trust's portfolio investments had an aggregate fair value of $457,500 as of September 30, 2000. An assumed 10% decline from this fair value would result in a reduction to the fair value of such investments and an unrealized loss of $45,750.

Market risk relating to the Trust's interest-bearing cash equivalents, investments in U.S. Treasury Bills and overnight repurchase agreements collateralized by securities issued by the U.S. Government or its agencies held as of September 30, 2000 is considered to be immaterial.

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



              MICROCAP LIQUIDATING TRUST


              /s
              ----------------------------------------------------
              Raymond S. Troubh
              Trustee



Date:         November 14, 2000