Form 10-K
period 2000-12-31
MICROCAP LIQUIDATING TRUST
filed 2001-03-28
CIK 1035916

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

 [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2000.

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

                          Units of Beneficial Interest
--------------------------------------------------------------------------------
                                (Title of class)

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

Indicate by check mark if disclosure of delinquent  filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 15, 2001, there were 2,427,281 units of beneficial interest of the MicroCap Liquidating Trust outstanding.



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

Cash Distributions

The initial liquidating cash distribution totaling $8,495,486 was paid by the Fund on August 30, 1996. Through December 31, 2000, the Trust made additional interim liquidating distributions totaling $8.0 million. Cumulative liquidating distributions paid to unit holders, including the initial liquidating distribution paid by the Fund, total $16.5 million, or $6.80 per Unit, as follows:

                                  Total              Per Unit
       Date                   Distribution            Amount
-------------------         ----------------         --------
August 30, 1996              $     8,495,486          $ 3.50
July 15, 1997                      2,427,281            1.00
August 28, 1998                    1,820,461             .75
March 31, 1999                     1,820,461             .75
January 28, 2000                     970,912             .40
August 15, 2000                      970,912             .40
                             ---------------          ------
Total                        $    16,505,513          $ 6.80
                             ===============          ======

Portfolio Investments

During 2000, the Trust continued to pursue the liquidation of its remaining portfolio investments. During the first quarter of 2000, the Trust exercised its warrant to purchase 475,000 common shares of Unigene Laboratories, Inc. at $1.375 per share. The Trust subsequently sold such shares for $1,699,731, realizing a gain of $1,046,606. As of December 31, 2000, the Trust's only remaining portfolio investment was in First Colony Coffee and Tea Company. On April 4, 2000, the Trust entered into an option agreement whereby the optionee had the right to purchase the Trust's holdings of First Colony for $457,500. However, the option was not exercised and expired on January 8, 2001. The Trust received $25,000 in connection with the sale of such option. As of December 31, 2000, the Trust's investment in First Colony had a cost of $1,937,500 and a carrying value of $250,000.

Competition

The Trust is operating solely to liquidate its remaining assets and will not invest in any new portfolio companies; therefore, the Trust is not competing for new investment opportunities.

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

Item 2.       Properties.
              ----------
None

Item 3.       Legal Proceedings.
              -----------------

No legal proceedings existed as of December 31, 2000.

During 1999, Regency Holdings (Cayman) Inc. ("Holdings") and Regency Maritime Corp. ("Maritime") (collectively "Regency") along with other related entities were debtors in a bankruptcy case pending in the United States Bankruptcy Court for the Southern District of New York, 95 B 45197 (TLB). In that bankruptcy case, Regency initiated an adversary proceeding against the Fund and certain other persons and entities to recover monies that it paid them on the ground that such payments constituted voidable preferences or fraudulent conveyances under the Bankruptcy Code. Holdings maintained that a payment made to the Fund between 90 days and one year prior to the filing of Regency's bankruptcy petition in the amount of $1,940,000 to satisfy a bridge loan the Fund made to Regency, was a voidable preference because Kamal Mustafa, the former president of the Fund, was a director of Regency (and therefore an insider) for a portion of the time that such amounts were due and owing. Holdings also maintained that such relationship had an impact on the decision to pay these amounts. Additionally, Holdings maintained that a payment of $145,728 made to the Fund to redeem certain warrants issued with respect to the loan transaction was made within 90 days of the filing of the bankruptcy petition and was therefore a voidable preference without regard to whether Mustafa was an insider. Alternatively, Maritime asserted that the foregoing payments were made from its funds, without reasonably equivalent consideration, and were therefore avoidable as fraudulent conveyances. The Fund served an answer denying the allegations of the amended complaint and contested Regency's claims. Pursuant to an order filed with the Bankruptcy Court, the Trust had set aside approximately $2.4 million in an interest-bearing cash account pending resolution by the Bankruptcy Court of the adversary proceeding. A limited trial based upon written submissions to address the validity of Regency's preference claims was held in December 1997 and resulted in a judgment in favor of the Trust, dismissing the preference claims with prejudice. A mediator was appointed to attempt to facilitate a mutually beneficial settlement of the remaining fraudulent conveyance claims, and a mediation session occurred on October 5, 1998. During that session, the parties reached a tentative consensual resolution of the fraudulent conveyance claim. The settlement was finalized in March 1999 and the defendants agreed to pay a total of $535,000, of which the Trust's share was $281,425, exclusive of legal and other fees and expenses. As a result of the settlement, the $2.4 million previously set aside became available to the Trust.

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



                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.
          ---------------------------------------------------------------------

There were 2,427,281 units of beneficial interest of the MicroCap Liquidating Trust (the "Units") outstanding as of March 15, 2001. Units of the Trust (CUSIP# 59501M) (symbol MCAPS) are listed securities on the OTC Bulletin Board for over-the counter securities.

The following table sets forth, for each of the periods indicated, the high and low closing bid prices for the Units as reported by NASDAQ for the three years ended December 31, 2000. These per Unit quotations represent inter-dealer prices on the over-the-counter market, do not include retail markups, markdowns, or commissions and may not represent actual transactions.

                                                 Price Per Unit
                                           High                   Low
                                         ----------            ---------
Year ended December 31, 1998:
    First quarter                        $   1.00              $   0.53
    Second quarter                           1.63                  0.63
    Third quarter                            1.63                  0.50
    Fourth quarter                           1.31                  0.52
Year ended December 31, 1999:
    First quarter                            1.25                  0.88
    Second quarter                            .50                   .41
    Third quarter                             .50                   .41
    Fourth quarter                            .50                   .25
Year ended December 31, 2000:
    First quarter                             .56                   .25
    Second quarter                            .50                   .50
    Third quarter                             .50                   .19
    Fourth quarter                            .16                   .13
    Period from January 1, 2001 to
      March 15, 2001                          .19                   .19

As of March 15, 2001, there were approximately 18 Unit holders of record of the Trust. Certain holders of record held Units for approximately 300 beneficial owners.





Item 6.       Selected Financial Data.
              -----------------------

                                                                                                                       Period From
                                                                                                                     Mar.1, 1996 to
                                                                                                                      Feb. 24, 1997
                                                                                                    Period From         (Date of
                                                 Year Ended     Year Ended         Year Ended       Feb. 25, 1997     Termination)
                                                Dec. 31, 2000   Dec. 31, 1999      Dec. 31, 1998   to Dec. 31, 1997  (Predecessor)
                                                ------------- ---------------      -------------   ----------------  ---------------
Operating Data:
Net investment loss                              $  (120,303)    $   (43,402)        $   (179,246)      $   (173,067) $  (1,243,927)

Net realized (loss) gain                           1,046,606               -             (240,000)           775,250      3,972,372

Change in net unrealized appreciation or
   depreciation                                     (234,375)              -             (898,125)        (1,026,843)    (1,684,806)

Net realized and unrealized (loss) gain              812,231               -           (1,138,125)          (251,593)     2,287,566

Net (decrease) increase in net assets from
   operations                                       (691,928)        (43,402)          (1,317,371)          (424,660)     1,043,639

Cash distributions paid or accrued                   970,912       2,791,373            1,820,461          2,427,281      8,495,486

Per Unit or Common Equivalent Share:*
Net investment loss                                 $  (.05)       $    (.02)           $    (.07)         $  (.07)
$  (.51)

Net realized and unrealized gain (loss)                 .33                -                 (.47)            (.10)             .94

Net (decrease) increase in net assets from
operations                                              .28             (.02)                (.54)            (.17)             .43

Cash distributions paid and accrued                     .40             1.15                  .75             1.00             3.50


                                                                                                                       Feb. 24,1997
                                                                                                                         (Date of
                                                                                                                        Termination)
                                               Dec. 31, 2000     Dec. 31, 1999       Dec. 31, 1998   Dec. 31, 1997     (Predecessor)
                                               -------------     -------------       -------------   -------------     -------------

Balance Sheet Data:
Total assets                                   $     706,779    $   1,958,793     $   4,153,251     $     7,084,047    $  10,968,644

Net assets                                           679,779          958,763         3,793,538           6,931,370        9,783,311

Cash and cash equivalents                            454,277        1,468,193         3,604,050           5,442,020        7,571,246

Portfolio investments at fair value                  250,000          484,375           484,375           1,622,500        2,696,593

Per Unit or Common Equivalent Share:**
Net assets                                           $   .28          $ 0.39          $    1.56            $  2.86           $  4.03


* Based on weighted average number of Units or common equivalent shares outstanding for each respective period. ** Based on number of Units or common equivalent shares outstanding as of the period end date.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
        ------------------------------------------------------------------------

Liquidity and Capital Resources

As of December 31, 2000, the MicroCap Liquidating Trust (the "Trust") had cash and cash equivalents totaling $454,277. The Trust's cash balances are invested in U.S. Treasury Bills or overnight repurchase agreements collateralized by securities issued by the U.S. Government or its agencies. Interest earned from such investments totaled $54,471, $94,091 and $240,737 for the years ended December 31, 2000, 1999 and 1998, respectively. Interest earned from such cash equivalent balances in future periods is subject to fluctuations in short-term interest rates and changes in cash equivalent balances held by the Trust.

During 2000, the Trust made two interim liquidating distribution payments to unit holders. On January 28, 2000, unit holders of record on January 14, 2000 received $970,912 or $.40 per Unit. This distribution had been accrued for as of December 31, 1999. On August 15, 2000, unit holders of record on July 31, 2000 received $970,912 or $.40 per Unit.

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

Realized and Unrealized Gains and Losses from Portfolio Investments - For the year ended December 31, 2000, the Trust had a net realized and unrealized gain from its portfolio investments of $812,231. The Trust had no realized or unrealized gains or losses from portfolio investments for the year ended December 31, 1999. For the year ended December 31, 1998, the Trust had a net realized and unrealized loss from its portfolio investments of $1,138,125.

2000:
The $812,231 net realized and unrealized gain for 2000 was comprised of a $1,046,606 realized gain and a $234,375 unfavorable change to net unrealized depreciation of portfolio investments. During 2000, the Trust exercised its warrant to purchase 475,000 common shares of Unigene Laboratories, Inc. at $1.375 per share, or $653,125. During the year, the Trust sold these shares for net proceeds of $1,699,731, or $3.58 per share. On a net basis, the Trust realized a return and a gain of $1,046,606 from the exercise of the warrants and subsequent sale of the shares. The unfavorable change in net unrealized depreciation of investments resulted from the downward revaluation of the Trust's investment in First Colony Coffee and Tea Company. In April 2000, the Trust entered into an option agreement whereby the holder had the right to purchase the Trust's investment in First Colony for $457,500. The option was not exercised and expired on January 8, 2001. As of December 31, 2000, the Trust had valued its investment in First Colony at $250,000.

1998:
The $1,138,125 net realized and unrealized loss for 1998 was comprised of a $240,000 realized loss and an $898,125 unfavorable change to net unrealized depreciation of portfolio investments. The $240,000 realized loss resulted from the September 1998 write-off of the remaining cost of the Trust's investment in Oh-La-La! Inc. The unfavorable change in net unrealized depreciation for the year ended December 31, 1998 was comprised of a net downward revaluation of $593,750, relating to the Trust's investment in Unigene Laboratories, Inc., and a downward revaluation of $484,375, relating to the Trust's investment in First Colony. These downward revaluations were partially offset by the transfer of $180,000 from unrealized loss to realized loss resulting from the write-off of the remaining cost of Oh-La-La! as discussed above.

Investment Income and Expenses
For the years ended December 31, 2000, 1999 and 1998, the Trust had a net investment loss (interest and other income less operating expenses) of $120,303, $43,402 and $179,246, respectively.

The $76,901 unfavorable change in net investment loss for 2000 as compared to 1999 resulted from a $138,387 decrease in investment income partially offset by a $61,486 decrease in operating expenses. The reduced income for 2000 as compared to 1999 primarily was due to a one-time settlement payment of $123,638 received by the Trust during 1999. The payment represented the settlement of an insurance claim to cover certain legal fees incurred by the Trust and certain officers and directors of the Fund in prior years. The reduced income for 2000 also was due to a $39,749 decrease in interest income, primarily due to a reduction in cash balances invested in short-term investments during 2000 compared to 1999. The decrease in operating expenses for 2000 compared 1999, primarily resulted from a $49,787 decrease in fees paid to the Trustee. Commencing January 1, 2000, the Trustee, Mr. Raymond S. Troubh, voluntarily reduced his annual fee for management services by 50% to $4,250 per month. As a result, the regular annual fee paid to the Trustee declined $51,000 for 2000 compared 1999. This reduction was partially offset by distribution fees paid to the Trustee during 2000 exceeding distribution fees paid in 1999 by $1,213. Other operating expenses declined in 2000 compared to 1999 primarily due to reductions in transfer agent and custody fees.

The favorable change in net investment loss of $135,844 for 1999 compared to 1998, was comprised of a $370,790 decrease in operating expenses offset by a $234,946 decrease in investment and other income for 1999 compared to 1998. The reduced income primarily resulted from a $146,646 decrease in interest income from short-term investments due to a decrease in cash equivalent balances during 1999 compared to 1998. Other income also declined $74,475 for 1999 compared to 1998. As noted above, during 1999 the Trust received $123,638 in settlement of an insurance claim to cover certain legal fees incurred by the Trust and certain officers and directors of the Fund in prior years. Other income earned in 1998 includes a one-time litigation settlement payment totaling $186,298 as discussed below. The reduced expenses primarily resulted from a one-time litigation settlement expense totaling $281,425 relating to the Regency Holdings (Cayman) Inc. settlement, of which $278,200 was expensed in 1998. Other operating expenses declined a total of $95,815 in 1999 compared to 1998 primarily resulting from significantly reduced legal fees, which declined from $101,663 in 1998 to $7,739 in 1999. This reduction reflects the reduced legal work required as the Trust continues to settle litigation and other contingencies.

Net Assets in Liquidation
For the year ended December 31, 2000, the Trust's net assets declined by $278,984, comprised of the $970,912 of cash distributions exceeding the $691,928 net increase in net assets from operations for the year ended December 31, 2000. The $691,928 net increase in net assets from operations was comprised of the $812,231 net realized and unrealized gain from portfolio investments partially offset by the $120,303 net investment loss for 2000. For the year ended December 31, 1999, the Trust's net assets decreased $2,834,775, comprised of the $2,791,373 of cash distributions and the $43,402 net investment loss for the year ended December 31, 1999. For the year ended December 31, 1998, the Trust's net assets declined by $3,187,382, comprised of the $1,317,371 decrease in net assets resulting from operations and the $1,820,461 cash distributions for 1998.

On a per Unit basis, the results of operations for the year ended December 31, 2000 increased the Trust's net assets by $0.29 per Unit and the cash distributions for 2000 reduced the Trust's net assets by $0.40 per Unit. As a result, the Trust's net asset value declined $0.11 per Unit from $0.39 as of December 31, 1999, to $0.28 per Unit as of December 31, 2000.

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

The Trust's portfolio investments had an aggregate fair value of $250,000 as of December 31, 2000. An assumed 10% decline from this December 31, 2000 fair value would result in a reduction to the fair value of such investments and an unrealized loss of $25,000.

Market risk relating to the Trust's interest-bearing cash equivalents, investments in U.S. Treasury Bills and overnight repurchase agreements collateralized by securities issued by the U.S. Government or its agencies held as of December 31, 2000 are considered to be immaterial.

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------



                           MICROCAP LIQUIDATING TRUST
                     (Successor to The MicroCap Fund, Inc.)
                                      INDEX


Independent Auditors' Report

Statements of Assets and Liabilities as of December 31, 2000 and 1999

Schedules of Portfolio Investments as of December 31, 2000 and 1999

Statements of Operations for the years ended December 31, 2000, 1999, and 1998

Statements of Changes in Net Assets for the years ended December 31, 2000, 1999 and 1998

Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

Notes to Financial Statements

Note - All schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT




MicroCap Liquidating Trust

We have audited the accompanying statements of assets and liabilities, including the schedules of portfolio investments, of the MicroCap Liquidating Trust (the "Trust") as of December 31, 2000 and 1999, and the related statements of operations, changes in net assets and cash flows of the Trust for each of the three years ended December 31, 2000. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2000 and 1999 and the results of its operations, changes in net assets and cash flows for each of the three years ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

As explained in Note 2, the financial statements include securities valued at$250,000 and $484,375 as of December 31, 2000 and 1999, respectively, representing 37% and 51% of net assets, respectively, whose values have been estimated by the Trustee of the Trust in the absence of readily ascertainable market values. We have reviewed the procedures used by the Trustee in arriving at the estimated value of such securities and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.




Deloitte & Touche LLP

New York, New York
February 28, 2001

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF ASSETS AND LIABILITIES
As of December 31, 2000 and 1999


                                                                                        2000                  1999
                                                                                  -----------------      ---------------
Assets

Portfolio investments at fair value (cost $1,937,500 as of
   December 31, 2000 and December 31,1999)                                         $      250,000         $     484,375
Cash and cash equivalents - unrestricted                                                  454,277             1,348,193
Cash and cash equivalents - restricted                                                          -               120,000
Accrued interest receivable                                                                 2,502                 6,225
                                                                                   --------------         -------------
   Total assets                                                                           706,779             1,958,793
                                                                                   --------------         -------------

Liabilities

Accrued distribution payable                                                                    -               970,912
Accounts payable and accrued expenses                                                      27,000                29,118
                                                                                   --------------         -------------
   Total liabilities                                                                       27,000             1,000,030
                                                                                   --------------         -------------

Net Assets in Liquidation                                                          $      679,779         $     958,763
                                                                                   ==============         =============


Net assets in liquidation per Unit of beneficial interest                             $     0.28            $     0.39
                                                                                      ==========            ==========


Number of Units of beneficial interest outstanding                                     2,427,281             2,427,281
                                                                                       =========             =========





See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
SCHEDULE OF PORTFOLIO INVESTMENTS
As of December 31, 2000

                                                                                                           Fair Value
                                                                                               Fair           % of
Issuer / Position                                                           Cost               Value         Net Assets(1)
-----------------------------------------------------------------------------------------------------------------------

Privately-Held Securities:

First Colony Coffee and Tea Company (A) (B)
106,562 shares of Series A1 Preferred Stock                            $      594,174       $    76,831
240,179 shares of Series B1 Preferred Stock                                 1,343,326           173,169
                                                                       --------------       -----------

Total Portfolio Investments (C)                                        $    1,937,500       $   250,000      36.78%
                                                                       ==============       ===========      ======


(1)  Represents fair value as a percentage of the Trust's total net assets.


(A) On April 4, 2000, the Trust entered into an option agreement whereby the optionee had the right to purchase the Trust's holdings of First Colony Coffee and Tea Company for $457,500. The option was not exercised and expired on January 8, 2001. The Trust received $25,000 from the sale of such option.

(B) In January 2000, the Trust's warrant to purchase 7,560 common shares of First Colony Coffee and Tea Company expired unexercised.

(C) During the first quarter of 2000, the Trust exercised its warrant to purchase 475,000 common shares of Unigene Laboratories, Inc. at $1.375 per share. The Trust subsequently sold such shares for $1,699,731, realizing a gain of $1,046,606.





     See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
SCHEDULE OF PORTFOLIO INVESTMENTS
As of December 31, 1999

                                                                                                            Fair Value
                                                                                               Fair            % of
Issuer / Position                                                           Cost               Value          Net Assets(1)
------------------------------------------------------------------------------------------------------------------------

Publicly-Held Securities:

Unigene Laboratories, Inc.
Warrant to purchase 475,000 shares of Common Stock
   at $1.375, expiring 7/7/00                                          $            0       $         0          0.00%
                                                                       --------------       -----------        -------

First Colony Acquisition Corp.
106,562 shares of Series A1 Preferred Stock                                   594,174           148,544
240,179 shares of Series B1 Preferred Stock                                1,343,326            335,831
Warrant to purchase 7,560 shares of Common Stock
   at $5.00, expiring 1/24/00                                                       0                 0
                                                                       --------------       -----------
                                                                            1,937,500           484,375         50.52%

Total Portfolio Investments                                            $    1,937,500       $   484,375         50.52%
                                                                       ==============       ===========         ======


(1)  Represents fair value as a percentage of the Trust's total net assets.






     See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF OPERATIONS
For the Years ended December 31, 2000, 1999 and 1998





                                                                         2000               1999              1998
                                                                   ---------------     -------------     ---------------
Investment Income and Expenses

Income:
   Interest from U.S. Treasury Bills and
      repurchase agreements                                        $        54,471     $      94,091     $       240,737
   Other interest income                                                         -               129              13,954
   Other income                                                             25,000           123,638             198,113
                                                                   ---------------     -------------     ---------------
   Total income                                                             79,471           217,858             452,804
                                                                   ---------------     -------------     ---------------

Expenses:
   Administrative expenses                                                  81,064            78,459              76,573
   Trustee fees                                                             70,418           120,205             120,205
   Professional fees                                                        31,392            35,489             132,852
   Litigation settlement                                                         -             3,225             278,200
   Transfer agent and custody fees                                          13,787            20,218              20,867
   Other operating expenses                                                  3,113             3,664               3,353
                                                                   ---------------     -------------     ---------------
   Total expenses                                                          199,774           261,260             632,050
                                                                   ---------------     -------------     ---------------

Net Investment Loss                                                       (120,303)          (43,402)           (179,246)
                                                                   ---------------     -------------     ---------------

Net Realized and Unrealized Gain (Loss) From
   Portfolio Investments

   Net realized gain (loss) from portfolio investments                   1,046,606                 -            (240,000)
   Change in net unrealized depreciation of investments                   (234,375)                -            (898,125)
                                                                     -------------     -------------     ---------------
   Net realized and unrealized gain (loss)
     from portfolio investments                                            812,231                 -          (1,138,125)
                                                                   ---------------     -------------     ---------------

Net Increase (Decrease) in Net Assets
   From Operations                                                 $       691,928     $  (43,402)      $     (1,317,371)
                                                                   ===============     ==========       ================





See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF CHANGES IN NET ASSETS
For the Years ended December 31, 2000, 1999 and 1998



                                                                         2000                1999                 1998
                                                                  ----------------     ----------------     ---------------
Change in net assets resulting from operations:

Net investment loss                                               $       (120,303)    $        (43,402)    $      (179,246)
Net realized gain (loss) from portfolio investments                      1,046,606                    -            (240,000)
Change in net unrealized depreciation of investments                      (234,375)                   -            (898,125)
                                                                  ----------------     ----------------     ---------------
Net increase (decrease) in net assets resulting from
   operations                                                              691,928              (43,402)         (1,317,371)
                                                                  ----------------     ----------------     ---------------

Change in net assets from distributions:

Cash distributions paid and accrued                                       (970,912)          (2,791,373)         (1,820,461)
                                                                  ----------------     ----------------     ---------------

Net decrease in net assets for the period                                 (278,984)          (2,834,775)         (3,137,832)
Net assets in liquidation at beginning of period                           958,763            3,793,538           6,931,370
                                                                  ----------------     ----------------     ---------------

Net Assets in Liquidation at End of Period                        $        679,779     $        958,763     $     3,793,538
                                                                  ================     ================     ===============

Net assets per Unit of beneficial interest or
   common equivalent share                                               $   0.28            $   0.39             $   1.56
                                                                         ========            ========             ========

Number of Units of beneficial interest or
   common equivalent shares                                              2,427,281            2,427,281          2,427,281
                                                                         =========            =========          =========





See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF CASH FLOWS
For the Years ended December 31, 2000, 1999 and 1998



                                                                         2000                1999                 1998
                                                                  ----------------     ----------------     ---------------
Cash Flows From Operating Activities:

Net investment loss                                               $       (120,303)    $        (43,402)    $      (179,246)
Adjustments to reconcile net investment loss
   to cash used for operating activities:
(Decrease) increase in payables and other liabilities                       (2,118)            (330,595)            207,036
Decrease (increase) in receivables and other assets                          3,723               58,601             (45,299)
                                                                  ----------------     ----------------     ---------------
Cash flows used for operating activities                                  (118,698)            (315,396)            (17,509)
                                                                  ----------------     ----------------     ---------------

Cash Flows Provided From Investing Activities

Cost of portfolio investments purchased                                   (653,125)                   -                   -
Net proceeds from the sale of portfolio investments                      1,699,731                    -                   -
                                                                  ----------------     ----------------     ---------------
Cash flow provided from investing activities                             1,046,606                    -                   -
                                                                  ----------------     ----------------     ---------------

Cash Flows Used For Financing Activities

Cash distributions paid                                                 (1,941,824)          (1,820,461)         (1,820,461)
                                                                  ----------------     ----------------     ---------------

Decrease in cash and cash equivalents                                   (1,013,916)          (2,135,857)         (1,837,970)

Cash and cash equivalents at beginning of period                         1,468,193            3,604,050           5,442,020
                                                                  ----------------     ----------------     ---------------

Cash and Cash Equivalents at End of Period                        $        454,277     $      1,468,193     $     3,604,050
                                                                  ================     ================     ===============


Supplemental disclosure of non-cash financing activities:

Accrued cash distribution                                         $              -     $        970,912     $             -
                                                                  ================     ================     ===============





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

2.       Significant Accounting Policies

Valuation of Investments - Portfolio investments are carried at fair value as determined quarterly by the Trustee. The fair value of each publicly-held portfolio security is adjusted to the closing public market price on the last day of the calendar quarter discounted by a factor of 0% to 20% for sales restrictions, if any. Factors considered in the determination of an appropriate discount include: underwriter lock-up, affiliate status by owning greater than 10% of the outstanding shares of a portfolio security, and other liquidity factors such as the size of the Trust's position in a given portfolio company compared to the trading history of the public security. Privately-held portfolio securities are carried at cost until significant developments affecting the portfolio company provide a basis for change in valuation, including adjustments to reflect meaningful third-party transactions in the private market. Because of the inherent uncertainty of valuation, estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
NOTES TO FINANCIAL STATEMENTS, continued

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

Reclassifications -Certain reclassifications were made to the prior period financial statements in order to conform to the current period presentation.

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

4.     Litigation

No legal proceedings existed as of December 31, 2000.

During 1999, Regency Holdings (Cayman) Inc. ("Holdings") and Regency Maritime Corp. ("Maritime") (collectively "Regency") along with other related entities were debtors in a bankruptcy case pending in the United States Bankruptcy Court for the Southern District of New York, 95 B 45197 (TLB). In that bankruptcy case, Regency initiated an adversary proceeding against the Fund and certain other persons and entities to recover monies that it paid them on the ground that such payments constituted voidable preferences or fraudulent conveyances under the Bankruptcy Code. Holdings maintained that a payment made to the Fund between 90 days and one year prior to the filing of Regency's bankruptcy petition in the amount of $1,940,000 to satisfy a bridge loan the Fund made to Regency, was a voidable preference because Kamal Mustafa, the former president of the Fund, was a director of Regency (and therefore an insider) for a portion of the time that such amounts were due and owing. Holdings also maintained that such relationship had an impact on the decision to pay these amounts. Additionally, Holdings maintained that a payment of $145,728 made to the Fund to redeem certain warrants issued with respect to the loan transaction was made within 90 days of the filing of the bankruptcy petition and was therefore a voidable preference without regard to whether Mustafa was an insider. Alternatively, Maritime asserted that the foregoing payments were made from its funds, without reasonably equivalent consideration, and were therefore avoidable as fraudulent conveyances. The Fund served an answer denying the allegations of the amended complaint and contested Regency's

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
NOTES TO FINANCIAL STATEMENTS, continued

claims. Pursuant to an order filed with the Bankruptcy Court, the Trust had set aside approximately $2.4 million in an interest-bearing cash account pending resolution by the Bankruptcy Court of the adversary proceeding. A limited trial based upon written submissions to address the validity of Regency's preference claims was held in December 1997 and resulted in a judgment in favor of the Trust, dismissing the preference claims with prejudice. A mediator was appointed to attempt to facilitate a mutually beneficial settlement of the remaining fraudulent conveyance claims, and a mediation session occurred on October 5, 1998. During that session, the parties reached a tentative consensual resolution of the fraudulent conveyance claim. The settlement was finalized in March 1999 and the defendants agreed to pay a total of $535,000, of which the Trust's share was $281,425, exclusive of legal and other fees and expenses. As a result of the settlement, the $2.4 million previously set aside became available to the Trust.

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

6.     Cash Distributions

The initial liquidating cash distribution totaling $8,495,486 was paid by the Fund on August 30, 1996. Through December 31, 2000, the Trust made additional interim liquidating distributions totaling $8.0 million. Cumulative liquidating distributions paid to beneficiaries, including the initial liquidating distribution paid by the Fund, total $16.5 million, or $6.80 per Unit, as follows:

                                  Total            Per Unit
       Date                   Distribution          Amount
-------------------          --------------        --------
August 30, 1996              $    8,495,486        $   3.50
July 15, 1997                     2,427,281            1.00
August 28, 1998                   1,820,461             .75
March 31, 1999                    1,820,461             .75
January 28, 2000                    970,912             .40
August 15, 2000                     970,912             .40
                             --------------        --------
Total                        $   16,505,513        $   6.80
                             ==============        ========

Item 9.  Disagreements on Accounting and Financial Disclosure.
         ----------------------------------------------------

None.

                                    PART III

Item 10.      Directors and Executive Officers.
              --------------------------------

The following table sets forth certain information with respect to the Trustee of the Trust.

                                              Year First
                                               Elected a
                                               Director       Position with
Name                              Age         or Officer        the Trust
----                              ---         ----------     ---------------
Raymond S. Troubh                 74             1996            Trustee

Raymond S. Troubh served as President, Chief Executive Officer, Treasurer, Secretary and Director of the Fund since July 1996, and has been the independent Trustee of the Trust since its formation on February 25, 1997. Mr. Troubh is a financial consultant in New York City and a former governor of the American Stock Exchange. He is a graduate of Bowdoin College and Yale Law School and was a general partner of Lazard Freres & Co., an investment banking firm. Mr. Troubh is a director of ARIAD Pharmaceuticals, Inc., a pharmaceutical company; Diamond Offshore Drilling, Inc., an offshore drilling company; Health Net, Inc., a healthcare company; General American Investors Company, an investment advisory company; Gentiva Health Services, Inc., a healthcare services company; Starwood Hotels & Resorts, a hotel company; WHX Corporation, a holding company; and Triarc Companies, Inc., a diversified holding company. He is also a Trustee of Petrie Stores Liquidating Trust, a liquidating trust holding the assets of a former women's apparel retailer and a Trustee of The Corporate Renaissance Group Inc. Liquidating Trust, a liquidating trust holding the assets of a former investment company.

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

Commencing January 1, 2000, Mr. Troubh voluntarily reduced his compensation for management services by 50% to $4,250 per month. For the year ended December 31, 2000, the Trust paid fees to Mr. Troubh totaling $70,418.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.
              --------------------------------------------------------------

Security Ownership

As of December 31, 2000, Cramer Rosenthal McGlynn, LLC was the owner of 11.51% of the Trust's outstanding Units. As of March 15, 2001, no other person or group is known by the Trust to be the beneficial owner of more that 5% of the Units. Mr. Troubh, the sole Trustee of the Trust, held no units of beneficial interest in the Trust as of March 15, 2001.

The Trust is unaware of any arrangement which may, at a subsequent date, result in a change of control of the Trust.

Item 13.      Certain Relationships and Related Transactions.
              ----------------------------------------------

Not applicable.


                                     PART IV

Item 14.      Exhibits, Financial Statements, Schedules and Reports on Form 8-K.
              -----------------------------------------------------------------

(a)  1.  Financial Statements

         Independent Auditors' Report

         Statements of Assets and Liabilities as of December 31, 2000 and 1999

         Schedules of Portfolio Investments as of December 31, 2000 and 1999

         Statements of Operations for the years ended December 31, 2000, 1999 and 1998

         Statements of Changes in Net Assets for the years ended December 31, 2000, 1999 and 1998

         Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

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

              MICROCAP LIQUIDATING TRUST


               /s/ Raymond S. Troubh
              ----------------------------------------------------
              Raymond S. Troubh
              Trustee


Date:         March 28, 2001