Form 10-Q
period 2001-03-31
MICROCAP LIQUIDATING TRUST
filed 2001-05-14
CIK 1035916

SECURITIES AND EXCHANGE COMMISSION

                                              Washington, D.C. 20549
                                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2001



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


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Statements of Net Assets in Liquidation as of March 31, 2001 (Unaudited) and December 31, 2000

Schedule of Portfolio Investments as of March 31, 2001 (Unaudited)

Statements of Operations for the Three Months ended March 31, 2001 and 2000 (Unaudited)

Statements of Changes in Net Assets for the Three Months ended March 31, 2001 and 2000 (Unaudited)

Statements of Cash Flows for the Three Months ended March 31, 2001 and 2000 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                               PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF ASSETS AND LIABILITIES

                                                                                   March 31, 2001        December 31,
                                                                                     (Unaudited)              2000
Assets

Portfolio investment at fair value (cost $1,937,500 as of
   March 31, 2001 and December 31, 2000)                                           $      250,000         $     250,000
Cash and cash equivalents                                                                 423,627               454,277
Accrued interest receivable                                                                 1,910                 2,502
   Total assets                                                                           675,537               706,779

Liabilities

Accounts payable and accrued expenses                                                      38,110              27,000
   Total liabilities                                                                       38,110                27,000

Net Assets in Liquidation                                                          $      637,427         $     679,779


Net assets in liquidation per Unit of beneficial interest                             $     0.26            $     0.28


Number of Units of beneficial interest outstanding                                     2,427,281           2,427,281




See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
SCHEDULE OF PORTFOLIO INVESTMENT (Unaudited)
As of March 31, 2001

                                                                                                           Fair Value
                                                                                               Fair           % of
Issuer / Position                                                           Cost               Value         Net Assets(1)

Privately-Held Securities:

First Colony Coffee and Tea Company
106,562 shares of Series A1 Preferred Stock                            $      594,174       $    76,831
240,179 shares of Series B1 Preferred Stock                                 1,343,326           173,169

Total Portfolio Investment                                             $    1,937,500       $   250,000      39.22%

(1)  Represents fair value as a percentage of the Trust's total net assets.





     See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF OPERATIONS (Unaudited)

                                                                                    Three Months              Three Months
                                                                                Ended March 31,              Ended March 31,
                                                                                        2001                      2000
Investment Income and Expenses

Income:
   Interest income                                                                 $        5,961           $        10,602
     Total income                                                                           5,961                    10,602

Expenses:
   Administrative expenses                                                                 19,571                    20,836
   Accounting fees                                                                         10,400                    10,175
   Trustee fees                                                                            12,750                    22,459
   Transfer agent and custodian fees                                                        4,892                     3,727
   Other operating expenses                                                                   700                       735
   Total expenses                                                                          48,313                    57,932

Net Investment Loss                                                                       (42,352)                  (47,330)

Net realized gain from portfolio investments                                                    -                   899,958
Change in net unrealized depreciation of investments                                            -                   195,000
Net realized and unrealized gain from portfolio investments                                     -                 1,094,958

Net (Decrease) Increase in Net Assets in Liquidation                               $      (42,352)          $     1,047,628

See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

                                                                                      Three Months             Three Months
                                                                                     Ended March 31,      Ended March 31,
                                                                                          2001                     2000
Changes in net assets resulting from operations:

Net investment loss                                                                 $       (42,352)        $       (47,330)
Net realized gain from portfolio investments                                                      -                 899,958
Change in net unrealized depreciation of investments                                              -                 195,000
Net (decrease) increase in net assets resulting from operations                             (42,352)              1,047,628

(Decrease) increase in net assets in liquidation                                            (42,352)              1,047,628

Net assets in liquidation at beginning of period                                            679,779                 958,763

Net Assets in Liquidation at End of Period                                        $       637,427         $     2,006,391


Net assets per unit of beneficial interest                                               $     0.26               $    0.83

Number of units of beneficial interest                                                    2,427,281               2,427,281


See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                      Three Months            Three Months
                                                                                     Ended March 31,         Ended March 31,
                                                                                          2001                    2000

Cash Flows Used For Operating Activities

Net (decrease) increase in net assets in liquidation                               $        (42,352)        $     1,047,628
Adjustments to reconcile net investment loss to cash
   used for operating activities:
Net realized gain from portfolio investments                                                      -                (899,958)
Change in net unrealized depreciation of investments                                              -                (195,000)
Increase (decrease) in liabilities                                                           11,110                  (5,402)
Decrease in accrued interest                                                                    592                   3,296
Cash flows used for operating activities                                                    (30,650)                (49,436)
Cash Flows Used For Investing Activities

Cost to exercise warrants                                                                         -                (653,125)
Net proceeds from the sale of portfolio investments                                               -               1,357,630
Cash flows from investing activities                                                              -                 704,505

Cash Flows Used For Financing Activities

Cash distributions paid                                                                           -                (970,912)
Cash flows used for financing activities                                                          -                (970,912)

Decrease in cash and cash equivalents                                                       (30,650)               (315,843)

Cash and cash equivalents at beginning of period                                            454,277               1,468,193

Cash and Cash Equivalents at End of Period                                          $       423,627         $     1,152,350




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

     The Trust's only remaining portfolio investment is First Colony Coffee and Tea Company, a privately held company engaged in the production of private label coffees for specialty shops and department stores. The Trust has a $1,937,500 investment in First Colony that was valued at $250,000 as of March 31, 2001. The Trustee is continuing to pursue liquidation opportunities for this final investment. The Trust expects to complete its liquidation and make the final cash distribution to unit holders subsequent to the sale of this final investment and after review of all remaining obligations and legal and other matters.

     As of March 31, 2001, the Trust held cash and cash equivalents totaling $423,627. Such cash balances are invested in U.S. Treasury Bills or overnight repurchase agreements collateralized by securities issued by the U.S. Government or its agencies. Interest earned from such investments for the three months ended March 31, 2001, totaled $5,961. Interest earned from such cash balances in future periods is subject to fluctuations in short-term interest rates and changes in the cash reserve balance held by the Trust.

Results of Operations

     Realized and Unrealized Gains and Losses from Portfolio Investments - The Trust had no realized or unrealized gains or losses from portfolio investments for the three months ended March 31, 2001.

     For the three months ended March 31, 2000, the Trust had a $1,094,958 net realized and unrealized gain from its portfolio investments, comprised of an $899,958 realized gain and a $195,000 increase to unrealized appreciation of investments. During the quarter ended March 31, 2000, the Trust acquired 475,000 common shares of Unigene Laboratories, Inc. through the exercise of its warrant to purchase such shares at $1.375 per share. During the quarter, the Trust sold 345,000 of these shares for net proceeds of $1,374,333, realizing a gain of $899,958. Additionally, for the period, the Trust had a $195,000 unrealized gain reflecting the increased public market price of the remaining 130,000 shares of Unigene held as of March 31, 2000.

     Investment Income and Expenses - For the three months ended March 31, 2001 and 2000, the Trust had a net investment loss of $42,352 and $47,330, respectively. The favorable change in net investment loss for the three months ended March 31, 2001 as compared to the same period in 2000 resulted from a $9,619 decrease in operating expenses partially offset by a $4,641 decrease in investment income for the 2000 period. The decrease in operating expenses for the three months ended March 31, 2001, as compared to the same period in 2000, primarily was due to a decrease in Trustee fees of $9,709. Trustee fees for the period ended March 31, 2000 include a $9,709 payment relating to the cash distribution paid to unit holders in January 2000. The decrease in investment income resulted from a decline in interest income from short-term investments primarily due to a reduction in funds available for investment in such securities during the three months ended March 31, 2001 compared to the same period in 2000.

Net Assets in Liquidation
     As of March 31, 2001, net assets in liquidation totaled $637,427, reflecting a decrease of $42,352 from net assets in liquidation of $679,779 as of December 31, 2000. This decrease is the result of the $42,352 net investment loss for the three months ended March 31, 2001. As of March 31, 2001, the net asset value per Unit of beneficial interest was $0.26, compared to $0.28 as of December 31, 2000.

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

     The Trust's remaining portfolio investment had an aggregate fair value of $250,000 as of March 31, 2001. An assumed 10% decline from this fair value would result in a reduction to the fair value of such investments and an unrealized loss of $25,000.

     Market risk relating to the Trust's interest-bearing cash equivalents, investments in U.S. Treasury Bills and overnight repurchase agreements collateralized by securities issued by the U.S. Government or its agencies held as of March 31, 2001 is considered to be immaterial.

                                   PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

None.

Item 2.       Changes in Securities.

None.

Item 3.       Defaults Upon Senior Securities.

None.

Item 4.       Submission of Matters to a Vote of Security Holders.

No matter was brought to a vote of security holders during the period covered by this report.

Item 5.       Other Information.

None.

Item 6.       Exhibits and Reports on Form 8-K.

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



Date:         May 14, 2001