Form 10-Q
period 2001-06-30
MICROCAP LIQUIDATING TRUST
filed 2001-08-14
CIK 1035916

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2001



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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No   ------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. As of August 1, 2001 there were 2,427,281 units of beneficial interest outstanding.

                           MICROCAP LIQUIDATING TRUST
                     (SUCCESSOR TO THE MICROCAP FUND, INC.)
                                    INDEX


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Statements of Net Assets in Liquidation as of June 30, 2001 (Unaudited) and December 31, 2000

Statements of Operations for the Three and Six Months ended June 30, 2001 and 2000 (Unaudited)

Statements of Changes in Net Assets for the Six Months ended June 30, 2001 and 2000 (Unaudited)

Statements of Cash Flows for the Six Months ended June 30, 2001 and 2000 (Unaudited)

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

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF NET ASSETS IN LIQUIDATION

                                                                                               June 30,
                                                                                                 2001             December 31,
                                                                                              (Unaudited)            2000
                                                                                            --------------       --------------
Assets

Portfolio investments at fair value (cost  of $0 as of June 30, 2001
   and $1,937,500 as of December 31, 2000)                                                   $           -        $     250,000
Cash and cash equivalents                                                                          462,013              454,277
Accrued interest receivable                                                                          1,225                2,502
                                                                                             -------------        -------------
   Total assets                                                                                    463,238              706,779
                                                                                             -------------        -------------

Liabilities

Accounts payable and accrued expenses                                                               22,911               27,000
                                                                                             -------------        -------------
   Total liabilities                                                                                22,911               27,000
                                                                                             -------------        -------------

Net Assets in Liquidation                                                                    $     440,327        $     679,779
                                                                                             =============        =============


Net assets in liquidation per Unit of beneficial interest                                      $      0.18          $     0.28
                                                                                               ===========          ==========


Number of Units of beneficial interest outstanding                                               2,427,281            2,427,281
                                                                                                 =========            =========









See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF OPERATIONS (Unaudited)

                                                                                    Three Months              Three Months
                                                                                   Ended June 30,            Ended June 30,
                                                                                        2001                      2000
                                                                                 -------------------      --------------------
Investment Income and Expenses

Income:
   Interest from U.S. Treasury Bills and repurchase agreements                     $        4,081            $     20,410
   Income from sale of option                                                                   -                  25,000
                                                                                   --------------            ------------
   Total investment income                                                                  4,081                  45,410
                                                                                   --------------            ------------

Expenses:
   Trustee fees                                                                            12,750                  12,750
   Administrative fees                                                                     19,654                  19,664
   Legal and accounting fees                                                               12,400                  11,375
   Transfer agent and custodian fees                                                        3,407                   3,912
   Mailing and printing expenses                                                            2,970                     504
   Other operating expenses                                                                     -                     569
                                                                                   --------------            ------------
   Total expenses                                                                          51,181                  48,774
                                                                                   --------------            ------------

Net Investment Loss                                                                       (47,100)                 (3,364)
                                                                                   --------------            ------------

Net Realized and Unrealized Gain (Loss) From
   Portfolio Investments

Net realized (loss) gain from portfolio investments                                    (1,837,500)                146,648
Change in net unrealized depreciation of investments                                    1,687,500                (221,875)
                                                                                   --------------            ------------
Net realized and unrealized loss from portfolio investments                              (150,000)                (75,227)
                                                                                   --------------            ------------

Net Decrease in Net Assets in Liquidation                                          $     (197,100)           $    (78,591)
                                                                                   ==============            ============




See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF OPERATIONS (Unaudited)

                                                                                     Six Months                Six Months
                                                                                   Ended June 30,            Ended June 30,
                                                                                        2001                      2000
                                                                                 -------------------      --------------------
Investment Income and Expenses

Income:
   Interest from U.S. Treasury Bills and repurchase agreements                      $      10,042            $     31,012
   Income from sale of option                                                                   -                  25,000
                                                                                    -------------            ------------
   Total investment income                                                                 10,042                  56,012
                                                                                    -------------            ------------

Expenses:
   Trustee fees                                                                            25,500                  35,209
   Administrative fees                                                                     39,225                  40,500
   Legal and accounting fees                                                               22,800                  21,550
   Transfer agent and custodian fees                                                        8,299                   7,639
   Mailing and printing expenses                                                            3,670                   1,204
   Other operating expenses                                                                     -                     604
                                                                                    -------------            ------------
   Total expenses                                                                          99,494                 106,706
                                                                                    -------------            ------------

Net Investment Loss                                                                       (89,452)                (50,694)
                                                                                    -------------            ------------

Net Realized and Unrealized Gain (Loss) From
   Portfolio Investments

Net realized (loss) gain from portfolio investments                                    (1,837,500)              1,046,606
Change in net unrealized depreciation of investments                                    1,687,500                 (26,875)
                                                                                    -------------            ------------
Net realized and unrealized (loss) gain from portfolio investments                       (150,000)              1,019,731
                                                                                    -------------            ------------

Net (Decrease) Increase in Net Assets in Liquidation                                $    (239,452)           $    969,037
                                                                                    =============            ============

See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

                                                                                       Six Months               Six Months
                                                                                     Ended June 30,           Ended June 30,
                                                                                          2001                     2000
                                                                                  -------------------      --------------------
Changes in net assets resulting from operations:

Net investment loss                                                                 $       (89,452)        $       (50,694)
Net realized (loss) gain from portfolio investments                                      (1,837,500)              1,046,606
Change in net unrealized depreciation of investments                                      1,687,500)                (26,875)
                                                                                    ---------------         ---------------
Net (decrease) increase in net assets resulting from operations                            (239,452)                969,037

Net assets in liquidation at beginning of period                                            679,779                 958,763
                                                                                    ---------------         ---------------

Net Assets in Liquidation at End of Period                                          $       440,327         $     1,927,800
                                                                                    ===============         ===============


Net assets per unit of beneficial interest                                               $     0.18               $    0.79
                                                                                         ==========               =========

Number of units of beneficial interest                                                    2,427,281               2,427,281
                                                                                          =========               =========




See notes to financial statements.

MICROCAP LIQUIDATING TRUST
(Successor to The MicroCap Fund, Inc.)
STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                     Six Months                Six Months
                                                                                   Ended June 30,            Ended June 30,
                                                                                        2001                      2000
                                                                                 -------------------      --------------------

Cash Flows Used For Operating Activities

Net (decrease) increase in net assets in liquidation                                $      (239,452)        $       969,037
Adjustments to reconcile net (decrease) increase in net
   assets in liquidation to cash used for operating activities:
Net realized loss (gain) from portfolio investments                                       1,837,500              (1,046,606)
Change in unrealized depreciation of investments                                         (1,687,500)                 26,875
Decrease in liabilities                                                                      (4,089)                 (3,476)
Decrease (increase) in accrued interest receivable                                            1,277                  (1,168)
                                                                                    ---------------         ---------------
Cash flows used for operating activities                                                    (92,264)                (55,338)
                                                                                    ---------------         ---------------

Cash Flows From Investing Activities

Cost to exercise warrants                                                                         -                (653,125)
Net proceeds from the sale of portfolio investments                                         100,000               1,699,731
                                                                                    ---------------         ---------------
Cash flows from investing activities                                                        100,000               1,046,606
                                                                                    ---------------         ---------------

Cash Flows Used For Financing Activities

Cash distributions paid                                                                           -                (970,912)
                                                                                    ---------------         ---------------
Cash flows used for financing activities                                                          -                (970,912)
                                                                                    ---------------         ---------------

Increase in cash and cash equivalents                                                         7,736                  20,356

Cash and cash equivalents at beginning of period                                            454,277               1,468,193
                                                                                    ---------------         ---------------

Cash and Cash Equivalents at End of Period                                          $       462,013         $     1,488,549
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

4.     Sale of Portfolio Investment

In June 2001, the Trust completed the liquidation of its portfolio investments with the sale of its investment in First Colony Coffee & Tea Company ("First Colony") for $100,000.

5.     Final Liquidating Cash Distribution and Termination

In July 2001, the Trust announced the declaration of the final liquidating cash distribution totaling $364,092 or $0.15 per unit of beneficial interest in the Trust ("Unit"). The distribution will be paid on August 23, 2001 to Unit holders of record on August 14, 2001. This distribution includes proceeds received from the sale of First Colony and the Trust's remaining cash balance less a reserve for final operating expenses. As a result of the completion of the liquidation of the Trust's portfolio investments, the Trust is terminating its operations effective with the payment of this final liquidating distribution. As a result of its termination, the Trust's Units will be de-listed and trading discontinued from the OTC Bulletin Board as of August 23, 2001, the date of termination.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
             ---------------------------------------------------------------

Liquidity and Capital Resources

In June 2001, Trust sold its investment in First Colony Coffee and Tea Company ("First Colony"), the Trust's sole remaining portfolio investment, for $100,000 in cash. As a result of the completion of the liquidation of its portfolio investments, the Trust announced the payment of its final liquidating cash distribution to unit holders and termination of its operations to be effective on August 23, 2001.

As of June 30, 2001, the Trust held cash and cash equivalents totaling $462,013. Such cash balances are invested in U.S. Treasury Bills or overnight repurchase agreements collateralized by securities issued by the U.S. Government or its agencies. Interest earned from such investments for the three and six months ended June 30, 2001, totaled $4,081 and $10,042, respectively.

On July 27, 2001, the Trust declared the payment of the final liquidating cash distribution to unit holders totaling $364,092, or $0.15 per unit of beneficial interest in the Trust. This distribution includes proceeds received from the sale of the First Colony investment and also includes the Trust's remaining cash balance net of a reserve for final operating expenses. The Trust will make its final liquidating cash distribution payment on August 23, 2001 to unit holders of record on August 14, 2001.

Simultaneous with the payment of the final liquidating cash distribution to unit holders on August 23, 2001, the Trust will officially terminate its operations.

Results of Operations

Realized and Unrealized Gains and Losses from Portfolio Investments - For the three and six months ended June 30, 2001, the Trust had a net realized loss from its portfolio investments of $1,837,500, resulting from the sale of its investment in First Colony for $100,000 compared to a cost of $1,937,500.

For the three and six months ended June 30, 2000, the Trust had a net realized gain from its portfolio investments of $146,648 and $1,046,606, respectively, resulting from the sale of its remaining common shares of Unigene Laboratories, Inc. ("Unigene"). During these periods, the Trust sold 130,000 and 475,000 common shares of Unigene for net proceeds of $325,398 and $1,699,731, respectively.

Unrealized Gains and Losses from Portfolio Investments
For the six months ended June 30, 2001, the Trust had a $1,687,500 favorable change in net unrealized depreciation of investments resulting from the reversal of the cumulative reserve against its investment in First Colony.

For the six months ended June 30, 2000, the Trust had a $26,875 unfavorable change in net unrealized depreciation of investments resulting from a downward revaluation of its investment in First Colony.

Investment Income and Expenses
For the three months ended June 30, 2001 and 2000, the Trust had a net investment loss (interest and other income less operating expenses) of $47,100 and $3,364, respectively. For the six months ended June 30, 2001 and 2000, the Trust had a net investment loss of $89,452 and $50,694, respectively.

The $43,736 unfavorable change in net investment loss for the three months ended June 30, 2001 compared to the same period in 2000, resulted from a $41,329 decrease in investment income and a $2,407 increase in operating expenses. The decline in investment income for the 2001 period compared to the same period in 2000, partially resulted from a one-time payment of $25,000 received by the Trust in April 2000, in connection with the sale of an option to purchase its investment in First Colony. The decrease in investment income also included a $16,329 decrease in interest income from short-term investments, resulting from a decline in funds invested in such securities during the three months ended June 30, 2001 compared to the same period in 2000. The reduced cash balances primarily resulted from the $970,912 cash distribution made to unit holders in August 2000. The slight increase in operating expenses primarily resulted from increases in mailing and printing costs during the 2001 period.

The $38,758 unfavorable change in net investment loss for the six months ended June 30, 2001 compared to the same period in 2000, resulted from a $45,970 decrease in investment income partially offset by a $7,212 decrease in operating expenses. The decrease in investment income includes a $25,000 one-time payment relating to the sale of the First Colony option, as discussed above, and a $20,970 reduction in interest income from short-term investments, resulting from a reduction of funds invested in such securities during the six months ended June 30, 2001 compared to the same period in 2000, also discussed above. The decrease in operating expenses for the six months ended June 30, 2001, as compared to the same period in 2000, primarily was due to a decline in Trustee fees. Fees paid to the Trustee during the six months ended June 30, 2000, include $9,709 due to the 1% payment relating to the $970,912 cash distribution paid in January 2000.

Net Assets in Liquidation
As of June 30, 2001, net assets in liquidation totaled $440,327, a decrease of $239,452 from net assets in liquidation of $679,779 as of December 31, 2000. This decrease resulted from the $1,837,500 realized loss from the sale of the Trust's investment in First Colony and the $89,452 net investment loss exceeding the $1,687,500 favorable change in unrealized depreciation of investments for the six months ended June 30, 2001. As of June 30, 2001, the net asset value per unit of beneficial interest was $0.18, compared to $0.28 as of December 31, 2000.

As discussed above, the Trustee approved the final liquidating cash distribution to be paid to unit holders on August 23, 2001. After a reserve for final operating and wind-up expenses of the Trust, the final distribution payment will total $364,092, or $0.15 per unit of beneficial interest in the Trust.

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

The Trust had no remaining portfolio investments had as of June 30, 2001.

Market risk relating to the Trust's interest-bearing cash equivalents, investments in U.S. Treasury Bills and overnight repurchase agreements collateralized by securities issued by the U.S. Government or its agencies held as of June 30, 2001 is considered to be immaterial.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.
              -----------------

None.

Item 2.       Changes in Securities.
              ---------------------

None.

Item 3.       Defaults Upon Senior Securities.
              -------------------------------

None.

Item 4.       Submission of Matters to a Vote of Security Holders.
              ---------------------------------------------------

No matter was brought to a vote of security holders during the period covered by this report.

Item 5.       Other Information.
              -----------------

None.

Item 6.       Exhibits and Reports on Form 8-K.
              --------------------------------

The Registrant filed with the Commission a current report on Form 8-K dated June 29, 2001. This report contained details with respect to the sale of the Trust's investment in First Colony and the final liquidating cash distribution to be paid to unit holders on August 23, 2001.

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



Date:         August 14, 2001